Form 10-K
period 1994-12-31
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 1995-03-20
CIK 764061

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1994

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 0-16683

                TECHNOLOGY FUNDING SECURED INVESTORS II
          ----------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          CALIFORNIA                            94-3034262
- -------------------------------     ---------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
- ---------------------------------------                       --------
(Address of principal executive offices)                     (Zip Code)

                              (415) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Units

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.                      [  ]

No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.

Documents incorporated by reference: Portions of the Prospectus dated June 4, 1987 forming a part of Registration Statement No. 33-12566 and of Supplement No. 2 dated February 12, 1988 and filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933 and of the Amended Prospectus dated March 8, 1988 that forms a part of Post-Effective Amendment No. 1 to the Registration Statement are incorporated by reference in Parts I and III, hereof. Portions of the Prospectus of Technology Funding Medical Partners I, L.P., as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30, 1992 is incorporated by reference in Part III hereof.

                                   PART I

Item 1.  BUSINESS
- ------   --------

Technology Funding Secured Investors II (hereinafter referred to as the "Partnership" or the "Registrant") was formed as a California limited partnership on August 31, 1984 and commenced operations on June 4, 1987 with the sale of Units. The business of the Partnership is to provide loans secured by equipment and other assets to new and developing companies and to acquire equity interests in these companies as described in the "Summary of the Offering" and "Business of the Partnership" sections of the Prospectus originally dated June 4, 1987 and in Supplement No. 2 thereto dated February 12, 1988 (the "Supplement"), that forms a part of the Registrant's Form S-1 Registration Statement No. 33-12566 and in the Amended Prospectus dated March 8, 1988 that forms a part of Post-Effective Amendment No. 1 to the Registration Statement as filed with the Securities and Exchange Commission on March 8, 1988, (such Prospectus, as supplemented and amended on March 8, 1988, is hereinafter referred to as the "Prospectus"), which sections are incorporated herein by reference. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership had been inactive until it commenced selling units of limited partnership interest ("Units") on June 4, 1987. The Partnership's Amended and Restated Limited Partnership Agreement ("Partnership Agreement") provides that the Partnership will continue until December 31, 1996, unless further extended for up to two additional two-year periods from such date if the General Partners so determine, or the Partnership may be dissolved earlier.

Item 2.  PROPERTIES
- ------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
- ------   -----------------

There are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than ordinary routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1994.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
- ------   -------------------------------------------------------------
MATTERS
- -------

(a) There is no established public trading market for the Units.

(b)  At December 31, 1994, there were 5,279 record holders of
Units.

(c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's
Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
- ------   -----------------------





                                        For the Years Ended and As of December 31,
                             --------------------------------------------------------------
                             1994            1993         1992          1991          1990
                             ----            ----         ----          ----          ----
Total income              $ 1,159,042        967,972     2,560,375   3,250,112     3,530,108
Net realized (loss)
 income                    (2,240,459)    (4,326,926)      (27,468)  1,213,257       322,502
Change in net unrealized
 fair value:
  Equity investments       (1,220,545)     2,033,650    (3,404,583)    990,743        67,863
  Secured notes receivable   (286,000)       511,000    (1,413,767)   (223,550)     (551,822)
Net (loss) income          (3,747,004)    (1,782,276)   (4,845,818)  1,980,450      (161,457)
Net realized (loss)
 income per Unit                  (14)           (27)           --           7             2
Total assets                7,661,352     11,843,982    15,516,042  24,581,830    26,102,466
Distributions declared       (300,003)      (900,008)   (3,037,768) (3,636,385)   (3,636,872)



Refer to Notes 1 and 5 of the financial statements entitled
"Summary of Significant Accounting Policies" and "Allocation of
Profits and Losses" for a description of the method of calculation of net realized (loss) income per Unit.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- ------   -----------------------------------------------------------
AND RESULTS OF OPERATIONS
- -------------------------

Liquidity and Capital Resources
- -------------------------------

In 1994, net cash used by operations totaled $321,246. The Partnership paid management fees of $205,152 to the Managing General Partner and reimbursed related parties for operating expenses of $522,486, and paid $35,121 to affiliated partnerships for net loan participations. Other operating expenses of $529,883 were paid, and interest and other income of $761,636 and $22,319, respectively, were received. In addition, the Partnership received a reimbursement of $187,441 from a portfolio company for operating expenses relating to collection efforts.

During 1994, the Partnership issued $2,760,238 in secured notes receivable primarily to portfolio companies in the computers and computer equipment, medical and computer software and systems industries and purchased $251,013 in equity investments primarily in the microelectronics industry. Repayments of secured notes receivable provided cash of $2,261,515. As of December 31, 1994, the Partnership was committed to fund up to an additional $337,000 on account receivable lines of credit to borrowing companies.

The Partnership distributed $297,003 to the Limited Partners and $3,000 to the General Partners in 1994. As defined in the Partnership Agreement, the Partnership ended its mandatory reinvestment period in early 1993 and entered its liquidation stage. Future distributions will be dependent upon loan repayments from borrowing companies and available cash, and are expected to fluctuate.

All management fees which are due have been paid through December 31, 1994. Management fees are paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) from the sale or other disposition of borrowing company equities, plus the aggregate fair market value of any equity securities distributed to the partners, exceeds the total management fee payable as defined in the Partnership Agreement.

Cash and cash equivalents at December 31, 1994 were $1,006,954. Operating cash reserves combined with proceeds from the sale of investments, interest income received from short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations and the loan requirements of existing borrowing companies through the next twelve months.

Results of Operations
- ---------------------

1994 compared to 1993
- ---------------------

Net loss was $3,747,004 and $1,782,276 in 1994 and 1993,
respectively. The change in net loss was primarily due to decreases of $3,254,195 and $797,000 in the change in net unrealized fair value of equity investments and secured notes receivable, respectively, a $317,520 decrease in the net realized gain from sale of equity investments and a $169,856 increase in other investment expenses. These changes were partially offset by a $1,865,433 decrease in realized losses from investment write-downs, a $480,228 decrease in total operating expenses, and a $191,070 increase in total income.

The change in fair value of equity investments reflected a net decrease in the fair value of the Partnership's holdings. During 1994, the $1,220,545 decrease was primarily related to a portfolio company in the medical industry. In 1993, the $2,033,650 increase in fair value was primarily attributable to the write-downs of portfolio companies in the computers and computer equipment and retail/consumer products industries as these investments had been reflected with changes in fair values less than cost of $2,486,076 in 1992, which was reversed as a result of the realized losses taken.

The Partnership recorded a decrease in the fair value of secured notes receivable of $286,000 and an increase of $511,000 in 1994 and 1993, respectively, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective year ends.

During 1994, the partnership recorded a net realized gain from sale of equity investments of $25,813 mostly related to the non-cash exercise of Elantec, Inc. warrants. In 1993, the gain of $343,333 was mainly related to Cornerstone Imaging, Inc. and Software Transformation, Inc., partially offset by a net realized loss from the sale of GP Publications, Inc.

During 1994, the Partnership recorded other investment expenses of $169,856 primarily related to legal proceedings with a third party portfolio company in the retail/consumer products industry. See Note 8 to the financial statements for further details. No such expenses were recorded for the same period in 1993.

In 1994, the Partnership's realized losses from investment write-downs of $2,460,743 primarily related to secured notes receivable to a portfolio in the computers and computer equipment industry. Realized losses of $4,326,176 in 1993, primarily related to equity investments in portfolio companies in the computers and computer equipment, and retail/consumer products industries.

Total operating expenses were $589,563 in 1994 compared to $1,069,791 in 1993. In June 1994, the Partnership was reimbursed $187,441 for legal, consulting, and other external costs relating to a portfolio company in the computers and computer equipment industry, of which $130,000 related to expenses incurred prior to December 31, 1993. This recovery was recorded as a reduction to lending operations and investment management expense. Had the recovery not occurred, total operating expenses would have been $717,930. The decrease was mostly due to lower lending operations and investment management expenses, and administrative and investor services expenses from reduced overall portfolio activity.

Total income was $1,159,042 and $967,972 in 1994 and 1993,
respectively. The increase was mostly due to a secured note receivable cash interest payment from a portfolio company in the computer software and systems industry which had been on nonaccrual status.

The Partnership's portfolio of secured notes receivable is with new and developing companies; therefore, there is no established source of market value information. The value of the portfolio has been estimated by the Managing General Partner in the absence of readily ascertainable market values. Although secured notes receivable are secured by specific assets of the borrowing company, due to the inherent uncertainty of valuation, estimated values may differ significantly from the values that would have been used had a ready market of the investment existed. The difference could be material.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

1993 compared to 1992
- ---------------------

Net loss was $1,782,276 and $4,845,818 in 1993 and 1992,
respectively. The decrease in net loss was primarily due to increases of $5,438,233 and $1,924,767 in the change in net unrealized fair value of equity investments and secured notes receivable, respectively, and a $626,896 decrease in total operating expenses. These changes were partially offset by a $3,036,967 increase in realized losses from investment write-downs, a $1,589,558 decrease in notes receivable interest income and a $456,135 decrease in realized gains from sale of equity investments.

In 1993, the $2,033,650 increase in fair value of equity investments was primarily attributable to the write-downs of portfolio companies in the computers and computer equipment and retail/consumer products industries, as these investments had been reflected with changes in fair values less than cost of $2,486,076 which was reversed as a result of the realized losses taken. In 1992, the decrease of $3,404,583 was primarily due to portfolio companies in the retail/consumer products, computers and computer equipment, telecommunications and computer systems and software industries.

The Partnership recorded an increase in the change in fair value of secured notes receivable of $511,000 and a decrease of $1,413,767 in 1993 and 1992, respectively, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective year ends.

Total operating expenses were $1,069,791 in 1993 compared to $1,696,687 in 1992. The decrease was primarily attributable to lower overall portfolio activity. The Partnership also incurred management fees of $269,647 and $401,415 in 1993 and 1992, respectively. As management fees are computed based on assets under management, the decrease is consistent with the decrease in such assets.

In 1993 and 1992, the Partnership realized losses from investment write-downs of $4,326,176 and $1,289,209, respectively. Realized losses in 1993 primarily related to equity investments in portfolio companies in the computers and computer equipment, and retail/consumer products industries. Realized losses in 1992 primarily related to the write-down of secured notes receivable for portfolio companies in the microelectronics, medical, retail/consumer products, and computers and computer equipment industries.

Secured notes receivable interest income was $916,590 and $2,506,148 in 1993 and 1992, respectively. The decrease was primarily attributable to lower interest-bearing notes receivable balances in 1993 compared to 1992.

Net realized gain from sale of equity investments was $343,333 and $799,468 in 1993 and 1992, respectively. The gains in 1993 mainly related to Cornerstone Imaging, Inc. and Software Transformation, Inc., partially offset by a net realized loss from the sale of GP Publications, Inc. In 1992, the gain was primarily attributable to investment sales in Catalina Marketing, Ventritex, Inc., COR Therapeutics, Inc. and Videoconferencing Systems, Inc.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- ------   -----------------------------------------------------------
AND FINANCIAL DISCLOSURE
- ------------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. Technology Funding Ltd., a California limited partnership ("TFL") and Technology Funding Inc., a California corporation ("TFI"), and wholly owned subsidiary of TFL, are the General Partners of the Partnership. TFI is the Managing General Partner. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The General Partners" and "Management of the Partnership - Key Personnel" in the Prospectus, which are incorporated herein by reference.
Changes in this information that have occurred since the date of the Prospectus are included in the parallel sections of the Technology Funding Medical Partners I, L.P. Prospectus, as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993 Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002, dated October 30, 1992 which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
- -------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1994, the Partnership incurred $205,152 in management fees. The management fees are designed to compensate the General Partners for its General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1994. General Partner Overhead includes rent, utilities, and certain salaries and benefits paid by the General Partners.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------  --------------------------------------------------------------

Not applicable. No Limited Partner beneficially holds more than 5% of the aggregate number of Units held by all Limited Partners, and neither the General Partners nor any of their officers, directors or partners own any Units. The General Partners control the affairs of the Partnership pursuant to the Partnership Agreement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------  ----------------------------------------------

The Registrant has engaged in no transactions with the General
Partners or their officers and partners other than as described above, in the notes to the financial statements, or in the Prospectus.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
- -------  -------------------------------------------------------
FORM 8-K
- --------

(a) List of Documents filed as part of this Annual Report on Form 10-K

(1) Financial Statements - the following financial statements are filed as a part of this Report:

Independent Auditors' Report
Balance Sheets as of December 31, 1994 and 1993
Statements of Operations for the years ended
December 31, 1994, 1993 and 1992
Statements of Partners' Capital for the years ended
December 31, 1994, 1993 and 1992
Statements of Cash Flows for the years ended
December 31, 1994, 1993 and 1992
Notes to Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

(3) Exhibits

Registrant's Amended and Restated Limited Partnership
Agreement (incorporated by reference to Exhibit A to Registrant's Prospectus dated March 8, 1988 included in
Registration Statement No. 33-12566 filed pursuant to
Rule 424(b) of the General Rules and Regulations under the Securities Act of 1933).

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1994.

(c) Financial Data Schedule for the year ended and as of December 31, 1994 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------


The Partners
Technology Funding Secured Investors II:


We have audited the accompanying balance sheets of Technology Funding Secured Investors II (a California limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of loans by correspondence with the individual borrowing companies and a physical examination of securities held as of December 31, 1994 and 1993. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Secured Investors II as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

As explained in Notes 1, 6, and 7, the financial statements include investments of $6,603,200 and $9,420,362 (88% and 82% of partners' capital) as of December 31, 1994 and 1993, respectively, whose values, in certain circumstances, have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such investments and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the difference could be material.







San Francisco, California                          KPMG Peat Marwick LLP
March 17, 1995

BALANCE SHEETS
- --------------

                                                  December 31,
                                       -------------------------------
                                            1994               1993
                                            ----               ----
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $7,528,512 and
  $10,207,189 in 1994 and 1993,
  respectively)                       $ 4,999,512          7,964,189
 Equity investments (cost basis
  of $2,936,564 and $1,568,504 in
  1994 and 1993, respectively)          1,603,688          1,456,173
                                       ----------         ----------

     Total investments                  6,603,200          9,420,362

Cash and cash equivalents               1,006,954          2,400,854

Other assets                               51,198             22,766
                                       ----------         ----------

     Total                            $ 7,661,352         11,843,982
                                       ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   131,356            202,738

Due to related parties                         --             11,490

Due to affiliated partnerships                246             35,367

Other liabilities                          50,778             44,983
                                       ----------         ----------

     Total liabilities                    182,380            294,578

Commitments (Notes 3 and 11)

Partners' capital:
  Limited Partners
  (Units outstanding of 159,006
  and 159,390 in 1994 and 1993,
  respectively)                        11,449,172         13,987,654
  General Partners                       (108,324)           (82,919)
 Net unrealized fair value decrease
  from cost:
  Secured notes receivable             (2,529,000)        (2,243,000)
  Equity investments                   (1,332,876)          (112,331)
                                       ----------         ----------

     Total partners' capital            7,478,972         11,549,404
                                       ----------         ----------

     Total                            $ 7,661,352         11,843,982
                                       ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
- ------------------------


                                      For the Years Ended December 31,
                                   -------------------------------------
                                        1994        1993         1992
                                        ----        ----         ----

Income:
 Secured notes receivable
  interest                        $ 1,085,580      916,590     2,506,148
 Short-term investment interest        51,143       19,189        16,164
 Other income                          22,319       32,193        38,063
                                    ---------    ---------     ---------
  Total income                      1,159,042      967,972     2,560,375
                                    ---------    ---------     ---------

Costs and expenses:
 Management fees                      205,152      269,647       401,415
 Other investment expenses            169,856           --            --
 Operating expenses:
  Lending operations and
   investment management              167,539      517,118       833,919
  Administrative and investor
   services                           279,120      355,671       570,858
  Computer services                    83,269      104,384       169,539
  Professional fees                    59,635       92,618        95,734
  Interest                                 --           --        26,637
                                    ---------    ---------     ---------

    Total operating expenses          589,563    1,069,791     1,696,687
                                    ---------    ---------     ---------

  Total costs and expenses            964,571    1,339,438     2,098,102
                                    ---------    ---------     ---------

Net operating income (loss)           194,471     (371,466)      462,273

 Net realized gain from sale of
  equity investments                   25,813      343,333       799,468
 Realized losses from
  investment write-downs           (2,460,743)  (4,326,176)   (1,289,209)
 Recovery from investments
  previously written off                   --       27,383            --
                                    ---------    ---------     ---------
Net realized loss                  (2,240,459)  (4,326,926)      (27,468)

 Change in net unrealized
  fair value:
   Equity investments              (1,220,545)   2,033,650    (3,404,583)
   Secured notes receivable          (286,000)     511,000    (1,413,767)
                                    ---------    ---------     ---------

Net loss                          $(3,747,004)  (1,782,276)   (4,845,818)
                                    =========    =========     =========

Net realized loss per Unit        $       (14)         (27)           --
                                    =========    =========     =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
- ------------------------------

For the years ended December 31, 1994, 1993 and 1992:

                                                      Net Unrealized Fair Value
                                                    Increase (Decrease) From Cost
                                                    -----------------------------
                                 Limited   General      Equity    Secured Notes
                                 Partners  Partners   Investments   Receivable    Total
                                 --------  --------   -----------   ----------    -----
Partners' capital,
 December 31, 1991             $22,242,005       --    1,258,602   (1,340,233) 22,160,374

Distributions                   (3,007,394) (30,374)          --           --  (3,037,768)

Net realized loss                  (27,193)    (275)          --           --     (27,468)

Change in net unrealized fair
 value:
  Equity investments                    --       --   (3,404,583)          --  (3,404,583)
  Secured notes receivable              --       --           --   (1,413,767) (1,413,767)
                                ----------  -------    ---------    ---------  ----------

Partners' capital,
 December 31, 1992              19,207,418  (30,649)  (2,145,981)  (2,754,000) 14,276,788

Distributions                     (891,008)  (9,000)          --           --    (900,008)

Repurchase of limited
 partnership interests             (45,100)      --           --           --     (45,100)

Net realized loss               (4,283,656) (43,270)          --           --  (4,326,926)

Change in net unrealized fair
 value:
  Equity investments                    --       --    2,033,650           --   2,033,650
  Secured notes receivable              --       --           --      511,000     511,000
                                ----------  -------    ---------    ---------  ----------

Partners' capital,
 December 31, 1993              13,987,654  (82,919)    (112,331)  (2,243,000) 11,549,404

Distributions                     (297,003)  (3,000)          --           --    (300,003)

Repurchase of limited
 partnership interests             (23,425)      --           --           --     (23,425)

Net realized loss               (2,218,054) (22,405)          --           --  (2,240,459)

Change in net unrealized fair
 value:
  Equity investments                    --       --   (1,220,545)          --  (1,220,545)
  Secured notes receivable              --       --           --     (286,000)   (286,000)
                                 ---------  -------    ---------   ----------  ----------

Partners' capital,
 December 31, 1994             $11,449,172 (108,324)  (1,332,876)  (2,529,000)  7,478,972
                                ==========  =======    =========    =========  ==========


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
- ------------------------

                                   For the Years Ended December 31,
                                  -------------------------------------
                                       1994       1993         1992
                                       ----       ----         ----
Cash flows from operations:
 Interest received                $   761,636      825,257     2,320,463
 Other income received                 22,319       32,193        38,063
 Cash paid to vendors                (529,883)    (449,280)     (521,370)
 Cash paid to related parties        (727,638)  (1,582,259)   (1,742,594)
 Cash (paid to)/received from
  affiliated partnerships             (35,121)     184,729      (591,082)
 Reimbursement for collection
  expenses received from
  a portfolio company                 187,441           --            --
                                    ---------    ---------    ----------
  Net cash used by operations        (321,246)    (989,360)     (496,520)
                                    ---------    ---------    ----------

Cash flows from investing activities:
 Secured notes receivable issued   (2,760,238)  (3,944,367)  (13,338,747)
 Repayments of secured notes
  receivable                        2,261,515    6,362,019    13,942,754
 Repayment of other investments            --      314,976            --
 Purchase of equity investments      (251,013)     (91,298)     (200,000)
 Proceeds from sale of
  equity investments                      510    1,709,023     1,137,056
 Recovery from investments
  previously written off                   --       27,383            --
                                    ---------    ---------    ----------
  Net cash (used) provided by
   investing activities              (749,226)   4,377,736     1,541,063
                                    ---------    ---------    ----------

Cash flows from financing
  activities:
 Distributions to Limited and
  General Partners                   (300,003)  (1,184,330)   (3,602,180)
 Repurchase of Limited Partnership
  interests                           (23,425)     (45,100)           --
                                    ---------    ---------    ----------
  Net cash used by financing
   activities                        (323,428)  (1,229,430)   (3,602,180)
                                    ---------    ---------    ----------

Net (decrease) increase in cash
 and cash equivalents              (1,393,900)   2,158,946    (2,557,637)

Cash and cash equivalents at
 beginning of year                  2,400,854      241,908     2,799,545
                                    ---------    ---------    ----------

Cash and cash equivalents at
 end of year                      $ 1,006,954    2,400,854       241,908
                                    =========    =========    ==========

See accompanying notes to financial statements.

- -----------------------------------

                                      For the Years Ended December 31,
                                   ------------------------------------
                                     1994            1993        1992
                                     ----            ----        ----
Reconciliation of net loss
 to net cash used
 by operations:

Net loss                           $(3,747,004)  (1,782,276)  (4,845,818)

Adjustments to reconcile net
 loss to net cash used
 by operations:
  Net realized gain from sale of
   equity investments                 (25,813)    (343,333)    (799,468)
  Realized losses from investment
   write-downs                      2,460,743    4,326,176    1,289,209
  Recovery from investments
   previously written off                  --      (27,383)          --
  Amortization of organizational
   costs                                   --           --        4,668
  Amortization of discount
   related to warrants                   (608)     (43,014)    (174,455)
  Change in net unrealized
   fair value:
    Equity investments              1,220,545   (2,033,650)   3,404,583
    Secured notes receivable          286,000     (511,000)   1,413,767

Changes in:
  Accrued interest on secured and
   convertible notes receivable      (374,479)     (67,508)     (27,394)
  Accounts payable and accrued
   expenses                           (71,382)      16,774       80,733
  Due to related parties              (12,155)    (724,452)    (273,845)
  Due from/to affiliated
   partnerships                       (35,121)     184,729     (591,082)
  Other, net                          (21,972)      15,577       22,582
                                   ----------    ---------    ---------

Net cash used by operations       $  (321,246)    (989,360)    (496,520)
                                    =========    =========    =========

Non-cash investing activities:

Additions to equity investments   $   100,556        3,333       56,406
                                    =========    =========    =========

Conversion of secured notes
 receivable and interest
 to equity and other
  investments                     $ 1,229,406    1,787,447    3,333,050
                                    =========    =========    =========

Non-cash exercise of
 warrants                         $    25,813           --      141,943
                                    =========    =========    =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
- -----------------------------


1.     Summary of Significant Accounting Policies
       ------------------------------------------

Organization
- ------------

Technology Funding Secured Investors II (the "Partnership") is a limited partnership organized under the laws of the State of California on August 31, 1984. The purpose of the Partnership is to provide secured equipment financing to new and developing companies and to acquire, hold, sell, trade, exchange or otherwise dispose of warrants and/or capital stock acquired by the Partnership in conjunction with these loans. The General Partners are Technology Funding Ltd. ("TFL") and Technology Funding Inc. ("TFI"), a wholly-owned subsidiary of TFL. TFI is the Managing General Partner.

On September 17, 1987, the minimum number of units of limited partnership interest ("Units") required to form the Partnership (4,800) had been sold. On March 31, 1989, the offering terminated after 160,000 Units had been sold, generating $40,000,000 in cash from Limited Partners and $40,041 from the General Partners. The Partnership Agreement provides that the Partnership will continue until December 31, 1996, unless further extended for up to two additional two-year periods from such date if the General Partners so determine, or the Partnership may be dissolved earlier.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts, money market instruments and commercial paper and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Organizational Costs
- --------------------
Organizational costs of $35,000 are amortized over 60 months, using the straight-line method.

Provision for Income Taxes
- --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting, however, the Partnership's total tax basis in investments was higher than the reported total cost basis of $10,465,076 by $536,356 as of December 31, 1994.

Net Realized Loss Per Unit
- --------------------------

Net realized loss per Unit is calculated by dividing the weighted average number of Units outstanding for 1994, 1993, and 1992 of 159,312, 159,757 and 159,940, respectively, into total net realized loss allocated to the Limited Partners. The General Partners contributed an amount equal to 0.1% of total Limited Partner Capital Contribution and did not receive Partnership Units.

Investments:
- -----------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership investments is their initial cost basis with changes as noted below:

     Secured Notes Receivable, Net
     -----------------------------

The secured notes receivable portfolio includes accrued interest less the discount related to warrants and the allowance for loan losses. The portfolio approximates fair value through inclusion of an allowance for loan losses. Allowance for loan losses is reviewed quarterly by the Managing General Partner and is adjusted to a level deemed adequate to cover possible losses inherent in notes and unfunded commitments. Notes receivable are placed on nonaccrual status when, in the opinion of the Managing General Partner, the future collectibility of interest or principal is in doubt.

In conjunction with the secured notes granted, the Partnership has received warrants to purchase certain shares of capital stock of the borrowing company. The cost basis of the warrants and the resulting discount has been estimated by the Managing General Partner to be 1% of the principal balance of the original notes made to the borrowing company. The discount is amortized to interest income on a straight-line basis over the term of the loan. These warrants are included in the equity investment portfolio.

Nonrefundable fees received in connection with loan fundings are deferred and amortized to interest income over the contractual life of the loan using the effective interest method or the straight-line method if it is not materially different. Direct loan origination costs mainly consist of third-party costs and generally are reimbursed by portfolio companies.

     Equity Investments
     ------------------

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions. For publicly-traded equity investments with selling restrictions, an illiquidity discount of 25% is applied when determining the fair value. Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is generally specific identification.

Other equity investments, which are not publicly-traded, are generally valued utilizing pricing obtained from the most recent round of third party financings. Valuation is estimated quarterly by the Managing General Partner. Included in equity investments are convertible or subordinated notes receivable as repayment of these notes may occur through conversion into equity investments.

Equity investments with temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. The cost basis does not change. In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." Cost basis adjustments are reflected as "Realized losses from investment write-downs" on the Statements of Operations.

     Other Investments
     -----------------

At times, the Partnership will receive other assets in satisfaction of secured notes receivable or equity investments in portfolio companies. When the asset is received, existing investment balances in excess of the fair value of the asset received are written off.

Non-cash Exercise of Warrants
- -----------------------------

Periodically, the Partnership may acquire stock through the non-cash exercise of warrants. During 1994 and 1992, realized gains resulting from the non-cash exercise of warrants totaled $25,813 and $141,943, respectively. During 1993, there were no such realized gains. These amounts are included in net realized gains from sale of equity investments.

Distributions
- -------------

Distributions made to the Limited Partners are made among such partners in the proportion their respective capital accounts bear to the total of all capital accounts of the group. Unnegotiated distribution checks, if any, after a reasonable amount of time are recorded as other liabilities on the Balance Sheets.

2.     Change in Net Unrealized Fair Value of Equity Investments
       ---------------------------------------------------------

In accordance with the Partnership's accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:

                                     For the Years Ended December 31,
                                     ---------------------------------
                                     1994            1993         1992
                                     ----            ----         ----
(Decrease)/increase in fair
 value from cost of marketable
 equity securities                $   (62,285)       18,500       253,033

Decrease in fair value from
 cost of non-marketable
 equity securities                 (1,270,591)     (130,831)   (2,399,014)
                                    ---------     ---------     ---------

  Net unrealized fair value
  decrease from cost
  at end of year                   (1,332,876)     (112,331)   (2,145,981)

  Net unrealized fair value
 (decrease) increase from cost
  at beginning of year               (112,331)   (2,145,981)    1,258,602
                                    ---------     ---------     ---------

Change in net unrealized
 fair value of equity
 investments                      $(1,220,545)    2,033,650    (3,404,583)
                                    =========     =========     =========

3.     Related Party Transactions
       --------------------------

Included in costs and expenses are related party costs as follows:

                                     For the Years Ended December 31,
                                    ----------------------------------
                                     1994          1993           1992
                                     ----          ----           ----

Management fees                   $205,152       269,647        401,415
Amortization of
 organizational costs                   --            --          4,668
Reimbursable operating expenses:
 Lending operations and
  investment management            204,574       241,285        514,402
 Administrative and investor
  services                         222,488       242,491        383,460
 Computer services                  83,269       104,384        169,472

Management fees, payable quarterly, are equal to one half of one percent of the Partnership's assets under management. Management fees compensate the General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation, management, and progress of Partnership loans to borrowing companies and its portfolio of warrants and capital stock of borrowing companies, as well as for general administration of the Partnership. Currently, management fees are only paid to the extent that the aggregate amount of all proceeds received by the Partnership (including warrants exercised without cash) from the sale or other disposition of borrowing company equities plus the aggregate fair market value of any equity securities distributed to the partners exceeds the total management fee payable.

The Partnership reimburses the General Partners and affiliates for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include all expenses other than Organizational and Offering Expenses and General Partner Overhead (as defined in the Partnership Agreement). At December 31, 1994, there was $665 of such expenses due from related parties included in other assets, compared to $11,490 due to related parties at December 31, 1993.

Under the terms of a computer support agreement, the Partnership recognized charges from Technology Administrative Management, a division of TFL, for its share of computer support costs. These amounts are included in computer services expense.

Within the normal course of business, the Partnership participates in secured notes receivable granted to non-affiliated borrowing companies by affiliated partnerships which are also managed by the Managing General Partner. At December 31, 1994 and 1993, due to affiliated partnerships on such participations totaled $246 and $35,367, respectively. These amounts were paid to such affiliated partnerships by the Partnership immediately following the respective year ends. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs.

TFL currently has a sublease rental agreement with a Partnership portfolio company in the computers and computer equipment industry.

4.     Distributions
       -------------

In early 1993, the Partnership ended its mandatory reinvestment period, as defined in the Partnership Agreement, and entered its liquidation stage. In January 1994, distributions totaling $300,003 were declared and paid. Future distributions will be dependent upon loan repayments from borrowing companies and available cash, and are expected to fluctuate.

5.     Allocation of Profits and Losses
       --------------------------------

Net realized profit of the Partnership is allocated based on the beginning of year partners' capital balances as follows:

(a) first, to those partners with deficit capital account balances in proportion to such deficits until such deficits have been eliminated.

(b) second, to the partners as necessary to offset net realized loss previously allocated to such partners and sales commissions charged to their capital accounts until each partner has been allocated cumulative net realized profit equal to cumulative net realized loss previously allocated to such partner and its share of sales commissions not already offset.

(c) third, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have been allocated an amount of cumulative net realized profit that would, if distributed at the end of the taxable period, result in a cumulative, compounded annual return to the Limited Partners of 8% of their adjusted capital contributions.

(d)  fourth,

(i)  80% to the Limited Partners
(ii) 20% to the General Partners.

In no event are the General Partners to be allocated less than 1% of the net realized profit of the Partnership.

Net realized loss of the Partnership is allocated as follows:

(a) to the partners as necessary to offset net realized profit previously allocated to such partners pursuant to (d) above until each partner has been allocated cumulative net realized loss equal to the cumulative net realized profit previously allocated to such partners.

(b)  99% to the Limited Partners and 1% to the General Partners.

Losses in excess of Limited Partner capital accounts are allocated to the General Partners.

6.     Equity Investments
       ------------------

At December 31, 1994 and December 31, 1993, equity investments consisted of:




                                                     December 31, 1994      December 31, 1993
                                                     -----------------      -----------------
                    Investment                      Cost        Fair        Cost        Fair
Industry/Company       Date      Position           Basis       Value       Basis      Value
- ----------------    ----------   --------           -----       -----       -----      -----
WARRANTS
- --------

Biotechnology
- -------------
Biocircuits          01/91       10,000 Common
 Corporation                     shares at $2.00;
                                 expiring 01/96    $      0           0       2,000      20,500
Hybridon, Inc.       03/91       3,572 Common
                                 shares at $3.50;
                                 expiring 03/97       1,250      16,074       1,250      33,799

Computers and Computer Equipment
- --------------------------------
Censtor Corporation  02/91       16,808 Common
                                 shares at $.29;
                                 expiring 5/95        7,500      37,112       7,500      37,112
Komag, Inc.          12/91       955 Common shares
                                 at $21.61; exercised
                                 08/94                   --          --       5,000       5,000
MARCorp              05/92       2,562,043 Series B
                                 Preferred shares
                                 at $1.00; expiring
                                 05/97                    0           0           0           0
MARCorp              08/93       333,333 Series B
                                 Preferred shares
                                 at $.75; expiring
                                 08/98                    0           0           0           0
MARCorp              03/94       125,000 Series B
                                 Preferred shares
                                 at $.75; expiring
                                 03/99                    0           0          --          --
Pinnacle Systems,    05/90       2,083 Common
 Inc.                            shares at $8.00;
                                 expiring 05/95       2,500      14,164       2,500       2,500

Computer Software and Systems
- -----------------------------
Datalogix Inter-    01/92        17,787 Common
 national, Inc.                  shares at $1.87;
                                 expiring 01/97      10,000      10,000      10,000      10,000
Logisticon          08/89        86,957 Common
                                 shares at $.23;
                                 expired 08/94          --          --           0           0
Logisticon          02/90        65,217 Common
                                 shares at $.23;
                                 expired 08/94          --          --           0           0
Molecular           10/90        6,111 Common
 Simulations                     shares at $18.00;
 (Polygen Corporation)           expiring 10/95           0           0      10,000      10,000
Wasatch Education   04/93        111,111 Common
 Systems                         shares at $.50;
 Corporation                     expiring 04/98           0           0           0      41,667
Wasatch Education   04/93        483,750 Common
 Systems                         shares at $.50;
 Corporation                     expiring 04/98           0           0           0     181,406
Wasatch Education   07/93        16,667 Common
 Systems                         shares at $.50;
 Corporation                     expiring 07/98       3,333           0       3,333       6,250
Wasatch Education   02/94        183,333 Common
 Systems                         shares at $.50;
 Corporation                     expiring 02/99       1,667           0          --          --
Wright Express      08/90        114,521 Common
 Corporation                     shares at $.87;
                                 expiring 08/95          --          --      20,000      20,000

Industrial/Business Automation
- ------------------------------
Cyclean, Inc.       08/88        43,194 Common
                                 shares at $2.74;
                                 expiring 04/01       4,000           0       4,000      15,550
Cyclean, Inc.       03/91        44,589 Common
                                 shares at $3.10;
                                 expiring 04/01       7,500           0       7,500       7,500
Cyclean, Inc.       07/92        20,968 Common
                                 shares at $3.10;
                                 expiring 07/97       2,500           0       2,500       2,500
Cyclean, Inc.       07/92        53,130 Common
                                 shares at $3.10;
                                 expiring 07/02       1,176           0       1,176       1,176
Cyclean, Inc.       09/94        8,064 Common
                                 shares at $3.10;
                                 expiring 03/99           0           0          --          --
Cyclean, Inc.       09/94        9,464 Common
                                 shares at $4.00;
                                 expiring 03/99           0           0          --          --
ElectroScan,        12/91        22,177 Common
 Corporation                     shares at $3.10;
                                 expiring 12/96           0           0           0           0

Medical
- -------
Ash Medical         03/90        2,400 Common
 Systems, Inc.                   shares at $12.50;
                                 expiring 03/95           0           0           0           0
Hemocleanse, Inc.   03/90        10,205 Common
                                 shares at $.92;
                                 expiring 03/95           0           0           0           0
Hemocleanse, Inc.   01/92        12,474 Common
                                 shares at $.50;
                                 expiring 01/97           0           0           0           0
Loredan             04/91        150,000 Common
 BioMedical,                     shares at $.60;
 Inc.                            expiring 04/96          --          --           0           0
Loredan             05/92        62,500 Common
 BioMedical,                     shares at $.60;
 Inc.                            expiring 05/97           0           0           0           0
Loredan             12/92        166,667 Common
 BioMedical,                     shares at $.30;
 Inc.                            expiring 12/97           0           0           0           0
Microgon, Inc.      10/90        62,500 Common
                                 shares at $.60;
                                 expiring 10/95           0           0           0           0
Microgon, Inc.      09/91        14,583 Common
                                 shares at $.60;
                                 expiring 09/96           0           0           0           0
Microgon, Inc.       06/92       62,500 Common
                                 shares at $.60;
                                 expiring 06/97           0           0           0           0
National Pain        03/92       19,680 Common
 Institute, Inc.                 shares at $8.33;
                                 expiring 03/97          --          --      20,000      20,000
Resonex, Inc.        08/90       187,500 Common
                                 shares at $1.00;
                                 expiring 08/95          --          --           0           0
Resonex, Inc.        09/90       46,875 Common
                                 shares at $1.00;
                                 expiring 09/95          --          --           0           0
Resonex, Inc.        10/91       300,000 Common
                                 shares at $1.00;
                                 expiring 10/96          --          --           0           0
Resonex, Inc.        10/92       114,000 Common
                                 shares at $1.00;
                                 expiring 10/97          --          --           0           0
Resonex, Inc.        01/93       340,000 Common
                                 shares at $1.00;
                                 expiring 01/98          --          --           0           0

Microelectronics
- ----------------
Applied Micro        03/90       14,286 Common
 Circuits, Inc.                  shares at $1.75;
                                 expiring 03/95       5,000       5,000       5,000       5,000
Applied Micro        08/90       14,286 Common
 Circuits, Inc.                  shares at $1.75;
                                 expiring 08/95       5,000       5,000       5,000       5,000
Celeritek            05/89       31,479 Common
                                 shares at $7.50;
                                 exercised 05/94         --          --      17,336      17,336
Celeritek            09/89       1,500 Common
                                 shares at $7.50;
                                 exercised 08/94         --          --       7,500       7,500
Elantec, Inc.        05/89       300,000 Common
                                 shares at $.40;
                                 exercised 05/94         --          --       3,333       3,333
Elantec, Inc.        08/90       109,091 Common
                                 shares at $.55;
                                 expiring 08/95       1,667       1,667       1,667       1,667

Retail/Consumer Products
- ------------------------
Superbin USA, Inc.   02/89       18 Common
                                 shares at $1,794;
                                 expired 02/94           --          --       2,171       2,171
Superbin USA, Inc.   03/89       8 Common shares
                                 at $1,794; expired
                                 03/94                   --          --         940         940
Superbin USA, Inc.   12/89       8 Common shares at
                                 $1,794; expired
                                 12/94                   --          --         911         911

Semiconductor Equipment
- -----------------------
Quantrad Sensor,     10/94       56,875 Common
 Inc.                            shares at $1.60;
                                 expiring 01/96           0           0           0           0
Quantrad Sensor,     10/94       30,062 Common
 Inc.                            shares at $1.60;
                                 expiring 12/96           0           0           0           0

Telecommunications
- ------------------
All Post, Inc.       08/93       4,394 Common
                                 shares at $.79;
                                 expiring 08/95          --          --           0           0
Integrated Network   06/91       11,765 Common
 Corporation                     shares at $17.00;
                                 expiring 06/96      20,000     100,002      20,000      20,000
Primary Access       10/90       14,511 Common
 Corporation                     shares at $2.25;
                                 expiring 10/95       2,900       2,900       2,900       2,900
Primary Access       04/91       2,267 Common
 Corporation                     shares at $2.25;
                                 expiring 10/95         600         600         600         600
                                                    -------     -------     -------     -------

     Total warrants                                  76,593     192,519     164,117     482,318
                                                    -------     -------     -------     -------

STOCKS:

Computers and Computer Equipment
- --------------------------------

MARCorp              12/89       309,827 Series A
                                 Preferred shares         0           0           0           0
MARCorp              05/92       Convertible
                                 subordinated
                                 debenture,
                                 $1,936,104
                                 principal amount         0           0           0           0
MARCorp              02/93       96,866 Series A
                                 Preferred shares         0           0           0           0
MTI Technology       04/94       20,928 Common
 Corporation                     shares             188,352      74,566          --          --

Industrial/Business Automation
- ------------------------------
ARIX Computer        04/92       34,286 Common
 Corporation                     shares                   0           0           0           0
Cyclean, Inc.        09/94       36,042 Series D
                                 Preferred shares   100,556     100,556          --          --
Medical
- -------
Allegiant Physicians 08/94       27,000 Common
 Services, Inc.                  shares              15,000      54,837          --          --
Resonex Holding      02/94       11,402 Common
 Corporation                     shares             841,254           0          --          --

Microelectronics
- ----------------
Celeritek, Inc.      05/94       31,479 Common
                                 shares             253,429     253,429          --          --
Celeritek, Inc.      08/94       1,500 Common
                                 shares              18,750      18,750          --          --
Elantec, Inc.        05/94       81,818 Common
                                 shares              33,636      33,636          --          --

Retail/Consumer Products
- ------------------------
GP Publications,     03/92       200,000 Common
 Inc.                            shares             200,000     200,000     200,000     200,000
GP Publications,     06/93       435,310 Common
 Inc.                            shares             435,310     435,310     435,310     435,310
S-TRON               05/93       Subordinated
                                 debenture (1),
                                 $220,000 principal
                                 amount             221,136      73,511     220,000     114,596
S-TRON               05/93       220,000 Common
                                 shares                   0           0           0           0
S-TRON               05/93       506,000 Series 1
                                 Preferred shares   166,827           0     166,827           0
S-TRON               05/93       1,320,000
                                 Series 2
                                 Preferred shares   330,000     110,853     330,000     171,699

Telecommunications
- ------------------
All Post, Inc.       10/94       4,394 Common
                                 shares               3,471       3,471          --          --
Primary Access       11/93       22,000 Common
 Corporation                     shares              52,250      52,250      52,250      52,250
                                                  ---------   ---------   ---------   ---------

Total stocks                                      2,859,971   1,411,169   1,404,387     973,855
                                                  ---------   ---------   ---------   ---------

Total equity investments                         $2,936,564   1,603,688   1,568,504   1,456,173
                                                  =========   =========   =========   =========


- --  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.
(1) Subordinated note includes accrued interest.  The interest rate on the subordinated note was 6%.

Marketable Equity Securities
- ----------------------------

At December 31, 1994 and 1993, marketable equity securities had aggregate costs of $205,852 and $7,000, respectively, and aggregate fair values of $143,567 and $25,500, respectively. The unrealized (losses) gains at December 31, 1994 and 1993 included gross gains of $51,501 and $18,500, respectively.

Biocircuits Corporation
- -----------------------

Based on the Managing General Partner's opinion, there has been an other than temporary decline in the value of the Partnership's investment. Accordingly, the Partnership had written off its warrant investment of $2,000 and recorded a decrease in fair value of $48,000 at December 31, 1994.

Celeritek, Inc.
- ---------------

In 1994, the Partnership exercised its warrants to purchase 32,979 common shares. The total recorded cost basis and fair value of $272,179 for the common shares included the warrant cash exercise price of $247,343 at $7.50 per share (adjusted during 1994) and the warrant cost basis of $24,836.

Cyclean, Inc.
- -------------

In September 1994, the Partnership restructured its secured notes previously issued to Cyclean, Inc. In exchange for an extension of the maturity date and certain interest rate changes, the Partnership received a warrant for 8,064 shares of common stock exercisable at $3.10 per share expiring March 1999, a second warrant for 9,464 shares of common stock exercisable at $4.00 per share expiring March 1999, and 36,042 shares of Series D Preferred stock. The Partnership recorded the cost basis and fair value at $100,556 for the preferred stock received, and recorded a decrease in fair value of $26,726 for the Partnership's existing warrants based on the Managing General Partner's judgment. In addition, the expiration dates for the Partnership's existing Cyclean, Inc. common stock warrants were extended as part of the restructuring.

Elantec, Inc.
- -------------

In May 1994, the Partnership exercised its warrant without cash and received 81,818 common shares. The recorded cost basis and fair value of $33,636 includes a realized gain of $30,303 for shares applied towards the exercise price of $.40 per share and the warrant cost basis of $3,333.

Hybridon
- --------

In late 1994, the company completed a Series G Preferred round of financing in which the Partnership did not participate. The pricing of this round occurred at a lower price per share than the previous round and resulted in a decrease of $17,725 in the fair value of the Partnership's warrant investment.

Integrated Network Corporation
- ------------------------------

In addition to the Partnership's right to exercise its warrant for common stock, the Partnership has an option to sell its common share warrant back to the company for $100,002. Accordingly, this amount is recorded as the fair value at December 31, 1994.

Komag, Inc.
- -----------

In August 1994, the Partnership exercised its warrants without cash and received 20 common shares. Immediately after the warrant exercise, these shares were sold for total proceeds of $510 resulting in a realized loss of $4,490.

MTI Technology Corporation
- --------------------------

System Industries, Inc. (System), a notes receivable portfolio company of the Partnership, filed for protection under chapter 11 of the United States Bankruptcy Code in late 1993. In April 1994, substantially all the assets of System were acquired by MTI Technology Corporation (MTI). As consideration for the amount due, the Partnership received a new secured note in MTI, cash from certain MTI common shares sold, and received an additional 20,928 shares of MTI common stock. A cost basis of $188,352 was assigned to the common shares received (based on market value at time of issuance), and an unrealized fair value decrease of $113,786 was recorded to reflect the market price for these unrestricted, publicly-traded shares at December 31, 1994.

Pinnacle Systems, Inc.
- ----------------------

In November 1994, Pinnacle Systems, Inc. completed its initial public offering at $8 per share. The Partnership recorded an increase in fair value of $11,664 for its existing warrant investment at December 31, 1994 to reflect the publicly-traded market value for common stock.

Allegiant Physicians Services, Inc./National Pain Institute, Inc.
- -----------------------------------------------------------------

In August 1994, the Partnership received 27,000 common shares of Allegiant Physicians Services, Inc. (Allegiant) in exchange for its 19,680 common share warrants in National Pain Institute, Inc. (NPI) as a result of Allegiant's acquisition of NPI. The Partnership recorded an unrealized fair value increase of $39,837 to reflect the market price for these unrestricted shares at December 31, 1994.

Resonex, Inc./Resonex Holding Corporation
- -----------------------------------------

In February 1994 the Partnership, together with two affiliated partnerships, assigned their Resonex, Inc. note holdings to Resonex Holding Corporation ("RHC"), a new company wholly-owned by the Partnership and the affiliated partnerships. RHC foreclosed on the assets of Resonex, Inc. The partnerships' ownership of RHC is in proportion to their respective Resonex, Inc. loan balances. The Partnership received 11,402 common shares in RHC in exchange for $200 cash and its share of Resonex, Inc. secured notes totaling $1,041,054. During 1994, a realized loss of $200,000 was recorded based on the Managing General Partner's opinion, reducing the investment book value to $841,254 with an estimated fair value of zero at December 31, 1994 pending the results of management actions being taken. The Managing General Partner's intention is to maximize the net realizable value on this investment.

S-TRON
- ------

In late 1994, based on the Managing General Partner's estimate, the fair value of the Partnership's investment had declined. Accordingly, the Partnership recorded a change in fair value decrease of $103,067 on its existing investments at December 31, 1994.

Wasatch Education Systems Corporation
- -------------------------------------

In February 1994, the Partnership increased the borrowing capacity on an accounts receivable line of credit to the company and received 183,333 common share warrants. The Partnership recorded a change in fair value decrease of $230,990 for the company's restricted warrants based on the publicly-traded market price of this investment at December 31, 1994.

In 1993, based on a June 1993 financing round and the relatively low level of common stock trading to set a market price, the fair value for the company's common stock was estimated to be $1.00 per share. Since there has not been a recent round of financing, the publicly-traded market price is used to value warrants at December 31, 1994.

Wright Express Corporation
- --------------------------

In August 1994, Wright Express Corporation was acquired and the
Partnership's warrant was canceled as the price per share paid to equity investment holders was lower than the warrant exercise price.
Accordingly, the warrant cost basis was written off.

Other Equity Investments
- ------------------------

Biocircuits Corporation, MTI Technology Corporation, Pinnacle Systems, Inc. and Premier Anesthesia, Inc. are publicly-traded companies. All such securities are unrestricted. All other equity investments not specifically discussed above are privately held and no public market for the sale of these securities exists.

7.     Secured Notes Receivable, Net
       -----------------------------

At December 31, 1994 and 1993, secured notes receivable consisted of:

                                                   1994       1993
                                                   ----       ----
Secured notes receivable                      $ 7,385,322  10,220,234
Accrued interest                                  279,214     248,031
Unamortized discount related to warrants         (136,024)   (261,076)
                                                ---------  ----------
  Total secured notes receivable,
    net (cost basis)                            7,528,512  10,207,189

Allowance for loan losses                      (2,529,000) (2,243,000)
                                                ---------  ----------

  Total secured notes receivable,
    net (fair value)                          $ 4,999,512   7,964,189
                                                =========  ==========

The 1994 notes were primarily from three portfolio companies in the computers and computer equipment, computer software and systems, and industrial/business automation industries. The remaining loans were from approximately ten other companies in a variety of industries. All notes are secured by specific assets of the borrowing companies. Interest rates on secured notes receivable at December 31, 1994 ranged from 10% to 21%. During 1994, approximately $190,000 of accrued interest was converted to equity investments and approximately $154,000 was written off as a result of notes being placed on nonaccrual status.

During the month of June 1994, the Partnership received full repayment of principal balance of approximately $1.4 million for a secured note to a portfolio company in the computers and computer equipment industry.
In addition, the Partnership was reimbursed $187,441 for legal, consulting, and other external costs incurred in the defense of the Partnership's secured note rights through bankruptcy court. Of the amount reimbursed, approximately $130,000 was incurred in prior periods. The recovery was recorded as a reduction to lending operations and investment management expense.

Changes in the allowance for loan losses were as follows:

                                                   1994         1993
                                                   ----         ----
Balance, beginning of year                     $ 2,243,000   2,754,000
                                                 ---------   ---------

Provision for loan losses                        2,356,908       3,481

Secured notes receivable write-downs:
 Computers and computer equipment               (2,035,000)   (300,000)
 Medical                                           (35,908)         --
 Retail/consumer products                               --    (151,864)
 Semiconductor                                          --     (90,000)
                                                 ---------   ---------
  Total write-downs                             (2,070,908)   (541,864)
                                                 ---------   ---------

Recoveries of previous write-offs:
 Semiconductor equipment                                --      12,189
 Microelectronics                                       --      14,520
 Industrial/business automation                         --         674
                                                 ---------   ---------
  Total recoveries                                      --      27,383
                                                 ---------   ---------

  Change in net unrealized fair value
   of secured notes receivable                     286,000    (511,000)
                                                 ---------   ---------

  Balance, end of year                         $ 2,529,000   2,243,000
                                                 =========   =========

The provision for loan losses is generally comprised of realized loan losses, net of recognized recoveries, and a change in net unrealized fair value based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective year ends.

The allowance for loan losses is adjusted based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

Notes with a total cost basis of $4,321,823 and $5,884,025 were on nonaccrual status due to uncertainties of the borrowers' financial condition at December 31, 1994 and 1993, respectively. The decrease was primarily due to note write-downs. The Managing General Partner continues to monitor the progress of these companies. The fair value at December 31, 1994 is based on the Managing General Partner's estimate of collectibility of these notes.

The scheduled principal repayments remaining are:


      Year Ending                         Principal
      December 31,                        Repayments
      -----------                         ----------
          1995                           $3,937,203
          1996                            3,054,967
          1997                              375,000
          1998                                   --
          1999                               18,152
                                          ---------
                                         $7,385,322
                                          =========

Secured notes receivable which are due on demand are included as principal repayments for the year ending December 31, 1995. In addition, the Managing General Partner may at times need to restructure notes by either extending maturity dates or converting notes to equity investments to increase the ultimate collectibility of investments to the Partnership.

8.     Litigation and Other Investment Expenses
       ----------------------------------------

Other investment expenses reflect the cost of legal action with a third party related to a portfolio company in the retail/consumer products industry. At December 31, 1994, the Partnership has accrued expenses of $47,000 for future costs to defend the case. In late 1992, the Partnership and the portfolio company filed a lawsuit against the third party claiming that the Partnership had the right to take possession of collateral, the price paid was fair and did not interfere with the third party's legal rights. The third party filed a countersuit claiming otherwise and is seeking relief for $2.6 million. An estimate of possible loss cannot be determined at this time; however, the Managing General Partner believes the outcome will not have a material adverse effect on partners' capital. Accordingly, no amounts have been provided in the accompanying financial statements for any possible negative outcome in this matter.

9.     Cash and Cash Equivalents
       -------------------------

At December 31, 1994 and 1993, cash and cash equivalents consisted of:

                                                   1994         1993
                                                   ----         ----
Demand accounts                                 $    2,334       44,970
Money-market accounts                            1,004,620    2,355,884
                                                 ---------    ---------
     Total                                      $1,006,954    2,400,854
                                                 =========    =========

10.     Repurchase of Limited Partnership Interests
        -------------------------------------------

Each June, Limited Partners may tender their Units for repurchase by the Partnership. The amount available in any year to repurchase tendered Units is limited to 10% of the aggregate principal repayments received by the Partnership during the preceding calendar year on notes to borrowing companies. The price paid for any Units tendered is subject to the restrictions stated in the Partnership Agreement. In 1994 and 1993, 384 and 550 Units were tendered for repurchase totaling $23,425 and $45,100, respectively. No Units were tendered in 1992.

11.     Commitments
        -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1994, the Partnership had unfunded commitments of $337,000 related to accounts receivable lines of credit.

The Partnership uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments. Commitments to extend financing are agreements to lend to a company as long as there are no violations of any conditions established in the contract. The credit lines generally have fixed termination dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. All commitments funded require collateral specified in the agreements.

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 17, 1995    By:       /s/Frank R. Pope
                              --------------------------------------
                                   Frank R. Pope
                                   Executive Vice President and Chief
                                   Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature              Capacity                   Date
       ---------              --------                   ----

   /s/Charles R. Kokesh       President, Chief       March 17, 1995
- ------------------------      Executive Officer
Charles R. Kokesh             and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Frank R. Pope           Executive Vice         March 17, 1995
- ------------------------      President, Chief
Frank R. Pope                 Financial Officer,
                              Secretary and a
                              Director of Technology
                              Funding Inc. and a
                              General Partner of
                              Technology Funding Ltd.

   /s/Gregory T. George       Group Vice President   March 17, 1995
- --------------------------    of Technology Funding
Gregory T. George             Inc. and a General
                              Partner of Technology
                              Funding Ltd.


The above represents a majority of the Board of Directors of Technology Funding Inc. and a majority of the General Partners of Technology
Funding Ltd.