Form 10-Q
period 1995-03-31
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 1995-05-12
CIK 764061

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended March 31, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 0-16683

                TECHNOLOGY FUNDING SECURED INVESTORS II
          ----------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          CALIFORNIA                            94-3034262
- -------------------------------     -----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
- --------------------------------------                        --------
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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
- --------------

                                       (unaudited)
                                         March 31,      December 31,
                                            1995            1994
                                         --------       ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $7,917,346 and
  $7,528,512 at 1995 and 1994,
  respectively)                        $ 5,097,346         4,999,512
 Equity investments (cost basis
  of $3,007,237 and $2,936,564 at
  1995 and 1994, respectively)           1,677,363         1,603,688
                                        ----------        ----------

     Total investments                   6,774,709         6,603,200

Cash and cash equivalents                  645,540         1,006,954

Other assets                                30,552            51,198
                                        ----------        ----------

     Total                             $ 7,450,801         7,661,352
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    83,807           131,356

Due to related parties                      14,210                --

Due to affiliated partnerships                 337               246

Other liabilities                           55,342            50,778
                                        ----------        ----------

     Total liabilities                     153,696           182,380

Commitments and subsequent event
(Notes 2, 4, and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of
  159,006 for both 1995 and 1994)       11,453,458        11,449,172
 General Partners                           (6,479)         (108,324)
 Net unrealized fair value decrease
  from cost:
   Secured notes receivable             (2,820,000)       (2,529,000)
   Equity investments                   (1,329,874)       (1,332,876)
                                        ----------        ----------

     Total partners' capital             7,297,105         7,478,972
                                        ----------        ----------

     Total                             $ 7,450,801         7,661,352
                                        ==========        ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                             1995        1994
                                             ----        ----
Income:
 Secured notes receivable interest         $ 247,654     158,677
 Short-term investment interest                8,680      12,002
 Other income                                  4,255       2,220
                                             -------     -------
   Total income                              260,589     172,899
                                             -------     -------

Costs and expenses:
 Management fees                              37,395      57,747
 Other investment expenses                    30,606      18,761
 Operating expenses:
  Lending operations and investment
   management                                 41,232     113,648
  Administrative and investor
   services                                   50,411      86,028
  Computer services                           18,182      27,955
  Professional fees                            9,094      23,986
                                             -------     -------

     Total operating expenses                118,919     251,617
                                             -------     -------

  Total costs and expenses                   186,920     328,125
                                             -------     -------

Net operating income (loss)                   73,669    (155,226)

 Net realized gain from sales of
  equity investments                          15,815          --
 Realized losses from
  investment write-downs                          --      (3,111)
 Recovery from investments
  previously written off                      16,647          --
                                             -------     -------

Net realized income (loss)                   106,131    (158,337)

 Change in net unrealized
  fair value:
   Secured notes receivable                 (291,000)    506,000
   Equity investments                          3,002    (367,671)
                                             -------     -------

Net loss                                   $(181,867)    (20,008)
                                             =======     =======

Net realized loss per Unit                 $      --          (1)
                                             =======     =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                            1995             1994
                                            ----             ----

Cash flows from operating activities:
 Interest and other income received         $  145,895           99,972
 Cash paid to vendors                          (75,887)        (254,720)
 Cash paid to related parties                 (119,162)        (219,559)
 Cash received from affiliated partnerships         91          143,725
                                             ---------        ---------

     Net cash used by operating
      activities                               (49,063)        (230,582)
                                             ---------        ---------

Cash flows from investing activities:
 Secured notes receivable issued              (450,000)        (650,410)
 Repayments of secured notes receivable        121,002          433,986
 Purchase of equity investments                     --             (200)
 Recovery from investments previously
  written off                                   16,647               --
                                             ---------        ---------

     Net cash used by investing
        activities                            (312,351)        (216,624)
                                             ---------        ---------

Cash flows from financing activities:
 Distributions to Limited and General
  Partners                                          --         (300,003)
                                             ---------        ---------

     Net cash used by financing
      activities                                    --         (300,003)
                                             ---------        ---------

Net decrease in cash and
 cash equivalents                             (361,414)        (747,209)

Cash and cash equivalents at beginning
 of year                                     1,006,954        2,400,854
                                             ---------        ---------

Cash and cash equivalents at March 31       $  645,540        1,653,645
                                             =========        =========

See accompanying notes to financial statements.

- ------------------------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                              1995              1994
                                              ----              ----
Reconciliation of net loss to
 net cash used by operating activities:

Net loss                                     $ (181,867)        (20,008)

Adjustments to reconcile net loss
 to net cash used by operating activities:
  Net realized gain from sales of
   equity investments                           (15,815)             --
  Realized losses from investment
   write-downs                                       --           3,111
  Recovery from investments previously
   written off                                  (16,647)             --
  Change in net unrealized fair value:
   Secured notes receivable                     291,000        (506,000)
   Equity investments                            (3,002)        367,671
  Other, net                                       (766)         (1,624)

Changes in:
  Accounts payable and accrued expenses         (47,549)       (103,336)
  Due to/from related parties                    14,875          11,317
  Due to affiliated partnership                      91         143,725
  Accrued interest on secured and
   convertible notes receivable                (113,928)        (71,303)
  Other assets                                   19,981         (57,459)
  Other liabilities                               4,564           3,324
                                              ---------       ---------

Net cash used by operating activities        $  (49,063)       (230,582)
                                              =========       =========

Non-cash investing activities:

Conversion of secured notes
 receivable and interest to equity
 and other investments                       $       --       1,041,054
                                              =========       =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of March 31, 1995 and December 31, 1994, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through March 31, 1995 supplement those included in the Annual Report on Form 10-K. Certain 1994 balances have been reclassified to conform with the 1995 financial statement presentation.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1995 and 1994 were as follows:


                                                 1995           1994
                                                 ----           ----


Management fees                                  $37,395         57,747

Reimbursable operating expenses                   96,642        173,129


Certain reimbursable expenses have been accrued and allocated based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. As of March 31, 1995, due to related parties for such expenses were $14,210 compared to $665 due from related parties included in other assets at December 31, 1994.

Within the normal course of business, the Partnership participates with affiliated partnerships in secured notes receivable granted to nonaffiliated borrowing companies. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At March 31, 1995 and December 31, 1994, the amounts due to affiliated partnerships on such participations were $337 and $246, respectively. These amounts were paid to such affiliated partnerships in the respective following quarters.

3.     Net Realized Income (Loss) Per Unit
       -----------------------------------

Net realized income (loss) per Unit is calculated by dividing total net realized income (loss) allocated to the Limited Partners by the average number of Units outstanding for the three months ended March 31, 1995 and 1994 of 159,006 and 159,390, respectively.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1994 are included in the 1994 Annual Report. Activity from January 1 through March 31, 1995 consisted of



                                                                    January 1 -
                                                                  March 31, 1995
                                                                -------------------
                              Investment                         Cost          Fair
Industry/Company                  Date      Position             Basis         Value
- ----------------              ----------    --------             -----         -----

Balance at January 1, 1995                                     $2,936,564     1,603,688
                                                                ---------     ---------

Significant changes:

WARRANTS:
- --------

Computers and Computer Equipment
- --------------------------------
Pinnacle Systems, Inc.        05/90         2,083 Common
                                            shares at $8.00;
                                            exercised 02/95        (2,500)      (14,164)

STOCKS:
- ------

Computers and Computer Equipment
- --------------------------------
Pinnacle Systems, Inc.        02/95         1,971 Common
                                            shares                 13,244        31,713

Industrial/Business Automation
- ------------------------------
Cyclean, Inc.                 01/95         15,687 Series D
                                            Preferred shares       43,767        43,767
Cyclean of Los Angeles, LLC   03/95         Class A LLC Unit -
                                            45% ownership          11,091        11,091
                                                                ---------     ---------

   Total significant changes                                       65,602        72,407

   Other changes, net                                               5,071         1,268
                                                                ---------     ---------

Total equity investments at March 31, 1995                     $3,007,237     1,677,363
                                                                =========     =========




Marketable Equity Securities
- ----------------------------

At March 31, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $216,596 and $205,852, respectively, and aggregate fair values of $157,313 and $143,567, respectively. The unrealized losses at March 31, 1995 and December 31, 1994 included gross gains of $65,029 and $51,501, respectively.

Cyclean, Inc./Cyclean of Los Angeles, LLC
- -----------------------------------------

In January 1995, the Partnership obtained the right to receive 51,051 Series D Preferred shares with a twelve month vesting schedule in exchange for a one year maturity date extension of secured notes receivable. At March 31, 1995, 15,687 shares were fully vested with a recorded cost basis and fair value of $43,767.

In March 1995, Cyclean, Inc. ("Cyclean") formed Cyclean of Los Angeles, LLC ("Cyclean LLC") and contributed certain assets and contracts to the new entity. Cyclean LLC is completing a new round of financing through the offering of Class A LLC Units. As a result of this transaction, one of the Partnership's secured notes receivable was transferred from Cyclean to Cyclean LLC with modified terms; Cyclean has guaranteed note repayments. The Partnership received a participated percentage of one Class A LLC Unit in exchange for certain interest payments and late charges totaling $11,091. The Partnership is also entitled to royalty payments and additional Series D Preferred shares based on the total proceeds raised from the Cyclean LLC offering, which is expected to be completed by mid-1995.

Pinnacle Systems, Inc.
- ----------------------

In February 1995, the Partnership exercised its warrant without cash and received 1,971 common shares. The recorded cost basis of $13,244 included a realized gain of $10,744 and the warrant cost basis of $2,500. The Partnership recorded an increase in the change in fair value of $6,805 to reflect this transaction and the market value at March 31, 1995.

Other Equity Investments
- ------------------------

In March 1995, 3Com Corporation ("3Com"), a public company, announced its intention to acquire Primary Access Corporation ("Primary Access"), a Partnership portfolio company. The acquisition is subject to various conditions customary for transactions of this nature and is expected to be completed mid-1995. Upon consummation of the acquisition, the Partnership will receive 3Com common shares in exchange for its Primary Access investment holdings, which will indicate future liquidity in excess of the current fair value of $55,750 for this investment.

5.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1 through March 31, 1995 consisted of:


Balance at January 1, 1995                               $4,999,512

1995 activity:

  Secured notes receivable issued                           450,000
  Repayments of secured notes receivable                   (121,002)
  Change in interest receivable                              54,545
  Increase in allowance for loan losses                    (291,000)
  Other, net                                                  5,291
                                                          ---------

  Total secured notes receivable, net,
    at March 31, 1995                                    $5,097,346
                                                          =========

The Partnership had accrued interest of $333,759 and $279,214 at March 31, 1995 and December 31, 1994, respectively.

Changes in the allowance for loan losses were as follows:


Balance at January 1, 1995                               $2,529,000

Provision for loan losses                                   274,353

Recoveries of previous write-offs:
  Semiconductor equipment                                    13,132
  Industrial/business automation                              3,515
                                                          ---------

    Total recoveries                                         16,647
                                                          ---------

Change in net unrealized fair value of
 secured notes receivable                                   291,000
                                                          ---------

Balance at March 31, 1995                                $2,820,000
                                                          =========


The provision for loan losses is generally comprised of realized loan losses, net of recognized recoveries, and a change in net unrealized fair value based upon the level of loan loss reserves deemed adequate by the Managing General Partner.

The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

Notes aggregating $4,773,542 and $4,321,823 were on nonaccrual status due to uncertainties of the borrowers' financial condition at March 31, 1995 and December 31, 1994, respectively. The Managing General Partner continues to monitor the progress of companies with nonaccrual notes. The fair value at March 31, 1995 recognizes the Managing General Partner's estimate of collectibility of these notes.

All notes are secured by specific assets of the borrowing company. Interest rates on notes issued during the three months ended March 31, 1995 ranged from 12% to 13%.

6.     Cash and Cash Equivalents
       -------------------------

At March 31, 1995 and December 31, 1994, cash and cash equivalents consisted of:

                                           1995           1994
                                           ----           ----

Demand accounts                         $  2,740            2,334
Money-market accounts                    642,800        1,004,620
                                         -------        ---------

     Total                              $645,540        1,006,954
                                         =======        =========


7.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1995, the Partnership had unfunded commitments of $250,278 mostly related to accounts receivable lines of credit.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

During the three months ended March 31, 1995, net cash used by operations totaled $49,063. The Partnership paid management fees of $37,395 to the Managing General Partner, reimbursed related parties for operating expenses of $81,767, and received $91 from affiliated partnerships for net loan participations. In addition, other operating expenses of $75,887 were paid. Interest and other income received totaled $145,895.

During the quarter ended March 31, 1995, the partnership issued $450,000 in secured notes receivable to a portfolio company in the computers and computer equipment industry. Repayments of notes receivable provided cash of $121,002. As of March 31, 1995, the Partnership was committed to fund $250,278 mostly on accounts receivable lines of credit to existing borrowing companies.

All management fees which are due have been paid through March 31, 1995. Management fees are paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) from the sale or other disposition of borrowing company equities, plus the aggregate fair market value of any equity securities distributed to the partners, exceeds the total management fee payable as defined in the Partnership Agreement.

Cash and cash equivalents at March 31, 1995 were $645,540. Future distributions will be dependent upon loan repayments from borrowing companies and available cash, and are expected to fluctuate. Operating cash reserves combined with proceeds from the sale of investments, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations and the loan requirements of existing borrowing companies through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net losses were $181,867 and $20,008 for the quarters ended March 31, 1995 and 1994, respectively. The increase was primarily due to a $797,000 decrease in the change in net unrealized fair value of secured notes receivable, mostly offset by a $370,673 increase in the change in net unrealized fair value of equity investments, a $132,698 decrease in operating expenses, and a $87,690 increase in total income.

The Partnership recorded a decrease in fair value of secured notes receivable of $291,000 for the three months ended March 31, 1995 compared to an increase of $506,000 for the same period in 1994, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends. The increase in 1994 was primarily due to the conversion of notes receivable at fair values lower than cost to equity investments for a portfolio company in the medical industry. The increase was also due to a higher likelihood of collectibility for a portfolio company in the computers and computer equipment industry.

In 1995, the net unrealized fair value of equity investments reflected a net increase in the fair value of the Partnership's holdings. During the quarter ended March 31, 1995, there was an increase of $3,002. In 1994, the decrease of $367,671 was primarily due to the conversion of notes receivable to equity investments as discussed above, partially offset by an increase in a portfolio company in the computer software and systems industry.

Operating expenses were $118,919 and $251,617 for the three months ended March 31, 1995 and 1994, respectively. The decrease was primarily due to a decrease in lending operations and investment management expenses from reduced collections costs and lower overall portfolio activity.

Total income was $260,589 and $172,899 during the three months ended March 31, 1995 and 1994, respectively. The increase was primarily attributable to cash interest payments on a secured note receivable from a portfolio company in the computer software and systems industry which had been on nonaccrual status.

The Partnership also incurred management fees of $37,395 and $57,747 during the three months ended March 31, 1995 and 1994, respectively. As management fees are computed based on assets under management, the decrease is consistent with the decrease in such assets.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1995.

(b) Financial Data Schedule for the three months ended and as of March 31, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 12, 1995      By:         /s/Frank R. Pope
                             ------------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer