Form 10-Q
period 1995-06-30
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 1995-08-11
CIK 764061

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended June 30, 1995

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X No
                                                               ---  ---

No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
- --------------

                                       (unaudited)
                                         June 30,       December 31,
                                           1995             1994
                                         --------       ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $5,879,202 and
  $7,528,512 at 1995 and 1994,
  respectively)                        $3,168,202          4,999,512
 Equity investments (cost basis
  of $3,210,392 and $2,936,564 at
  1995 and 1994, respectively)          3,546,320          1,603,688
                                        ---------         ----------

     Total investments                  6,714,522          6,603,200

Cash and cash equivalents                 621,819          1,006,954

Other assets                              159,317             51,198
                                        ---------         ----------

     Total                             $7,495,658          7,661,352
                                        =========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $   55,992            131,356

Due to related parties                     10,565                 --

Due to affiliated partnerships                735                246

Other liabilities                          50,098             50,778
                                        ---------         ----------

     Total liabilities                    117,390            182,380

Commitments and subsequent event
(Notes 2, 4, and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of
  159,006 for both 1995 and 1994)       9,877,539         11,449,172
 General Partners                        (124,199)          (108,324)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable            (2,711,000)        (2,529,000)
   Equity investments                     335,928         (1,332,876)
                                        ---------         ----------

     Total partners' capital            7,378,268          7,478,972
                                        ---------         ----------

     Total                             $7,495,658          7,661,352
                                        =========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                             For the Three                For the Six
                                              Months Ended                Months Ended
                                                June 30,                    June 30,
                                        ------------------------     ------------------------
                                           1995        1994               1995         1994
                                           ----        ----               ----         ----
Income:
 Secured notes receivable interest     $   138,157      319,873          385,811       478,550
 Short-term investment interest              9,344        7,496           18,024        19,498
 Other income                                  195        6,867            4,450         9,087
                                         ---------    ---------        ---------     ---------
   Total income                            147,696      334,236          408,285       507,135
                                         ---------    ---------        ---------     ---------

Costs and expenses:
 Management fees                            36,485       56,147           73,880       113,894
 Other investment expenses                 120,654      110,824          151,260       129,585
 Operating expenses:
  Lending operations and investment
   management                               52,272      (51,933)          93,504        61,715
  Administrative and investor
   services                                 57,893       80,634          108,304       166,662
  Computer services                         16,815       18,215           34,997        46,170
  Professional fees                         18,822       11,707           27,916        35,693
                                         ---------    ---------       ----------     ---------

     Total operating expenses              145,802       58,623          264,721       310,240
                                         ---------    ---------       ----------     ---------

  Total costs and expenses                 302,941      225,594          489,861       553,719
                                         ---------    ---------       ----------     ---------

Net operating (loss) income               (155,245)     108,642          (81,576)      (46,584)

 Net realized gain from sales of
  equity investments                       155,025       30,303          170,840        30,303
 Realized losses from
  investment write-downs                (1,810,522)  (2,271,819)      (1,810,522)   (2,274,930)
 Recoveries from investments
  previously written off                   117,103           --          133,750            --
                                         ---------    ---------        ---------     ---------

Net realized loss                       (1,693,639)  (2,132,874)      (1,587,508)   (2,291,211)

 Change in net unrealized
  fair value:
   Secured notes receivable                109,000      199,000         (182,000)      705,000
   Equity investments                    1,665,802      307,740        1,668,804       (59,931)
                                         ---------    ---------        ---------     ---------

Net loss                               $    81,163   (1,626,134)        (100,704)   (1,646,142)
                                         =========    =========        =========     =========

Net realized loss per Unit             $       (10)         (13)             (10)          (14)
                                         =========    =========        =========     =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                                            1995             1994
                                            ----             ----

Cash flows from operating activities:
 Interest and other income received        $   275,133           329,408
 Cash paid to vendors                         (307,378)         (378,798)
 Cash paid to related parties                 (256,081)         (480,068)
 Cash received from (paid to)
  affiliated partnerships                          489           (40,781)
 Reimbursement of collection expenses
  received from a portfolio company                 --           187,441
                                             ---------         ---------

     Net cash used by operating
      activities                              (287,837)         (382,798)
                                             ---------         ---------

Cash flows from investing activities:
 Secured notes receivable issued              (645,866)       (1,831,766)
 Repayments of secured notes receivable        266,256         1,900,314
 Proceeds from sales of equity investments     151,840                --
 Recoveries from investments previously
  written off                                  133,750                --
 Purchase of equity investments                 (3,278)         (236,293)
                                             ---------         ---------

     Net cash used by investing
        activities                             (97,298)         (167,745)
                                             ---------         ---------

Cash flows from financing activities:
 Distributions to Limited and General
  Partners                                          --          (300,003)
                                             ---------         ---------

     Net cash used by financing
      activities                                    --          (300,003)
                                             ---------         ---------

Net decrease in cash and
 cash equivalents                             (385,135)         (850,546)

Cash and cash equivalents at beginning
 of year                                     1,006,954         2,400,854
                                             ---------         ---------

Cash and cash equivalents at June 30       $   621,819         1,550,308
                                             =========         =========

See accompanying notes to financial statements.

- ------------------------------------------------

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                                              1995           1994
                                              ----           ----
Reconciliation of net loss to net
 cash used by operating activities:

Net loss                                    $  (100,704)    (1,646,142)

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Net realized gain from sales of
   equity investments                          (170,840)       (30,303)
  Realized losses from investment
   write-downs                                1,810,522      2,274,930
  Recoveries from investments previously
   written off                                 (133,750)            --
  Change in net unrealized fair value:
   Secured notes receivable                     182,000       (705,000)
   Equity investments                        (1,668,804)        59,931
  Other, net                                        857         (3,221)

Changes in:
  Accounts payable and accrued expenses         (75,364)       (19,796)
  Due to/from related parties                    11,230        (38,060)
  Due to/from affiliated partnerships               489        (40,781)
  Accrued interest on secured and
   convertible notes receivable                 (44,009)      (174,506)
  Other assets                                 (108,784)       (64,897)
  Other, net                                      9,320          5,047
                                              ---------      ---------

Net cash used by operating activities       $  (287,837)      (382,798)
                                              =========      =========

Non-cash investing activities:

Conversion of secured notes
 receivable and interest to equity
 and other investments                      $ 1,741,550      1,041,054
                                              =========      =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of June 30, 1995 and December 31, 1994, and the related Statements of Operations for the three and six months ended June 30, 1995 and 1994, and Statements of Cash Flows for the six months ended June 30, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through June 30, 1995 supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1995 and 1994 were as follows:


                                                 1995           1994
                                                 ----           ----


Management fees                                  $ 73,880       113,894

Reimbursable operating expenses                   193,431       328,114


Certain reimbursable expenses have been accrued and allocated based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. As of June 30, 1995, due to related parties for such expenses were $10,565 compared to $665 due from related parties included in other assets at December 31, 1994.

Within the normal course of business, the Partnership participates with affiliated partnerships in secured notes receivable granted to nonaffiliated borrowing companies. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At June 30, 1995 and December 31, 1994, the amounts due to affiliated partnerships on such participations were $735 and $246, respectively. These amounts were paid to such affiliated partnerships in the respective following quarters.

3.     Net Realized Loss Per Unit
       --------------------------

Net realized loss per Unit is calculated by dividing total net realized loss allocated to the Limited Partners by the average number of Units outstanding for the six months ended June 30, 1995 and 1994 of 159,006 and 159,390, respectively.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1994 is included in the 1994 Annual Report. Activity from January 1 through June 30, 1995 consisted of



                                                                    January 1 -
                                                                   June 30, 1995
                                                                -------------------
                              Investment                         Cost          Fair
Industry/Company                  Date      Position             Basis         Value
- ----------------              ----------    --------             -----         -----

Balance at January 1, 1995                                     $2,936,564     1,603,688
                                                                ---------     ---------

Significant changes:

WARRANTS:
- --------

Computers and Computer Equipment
- --------------------------------
Censtor Corporation           02/91         16,808 Common
                                            shares at $.29;
                                            exercised 05/95        (7,500)      (37,112)
Pinnacle Systems, Inc.        05/90         2,083 Common
                                            shares at $8.00;
                                            exercised 02/95        (2,500)      (14,164)

Computer Software and Systems
- -----------------------------
Datalogix International,      01/92         17,787 Common
 Inc.                                       shares at $1.87;
                                            exercised 06/95       (10,000)      (10,000)

Telecommunications
- ------------------
Integrated Network            06/91         5,882 Common
 Corporation                                shares at $17.00;
                                            expiring 06/96        (10,000)     (100,002)
Primary Access                10/90-        15,100 Common
 Corporation                  04/91         shares at $2.25;
                                            exercised 06/95        (3,500)       (3,500)

STOCKS:
- ------

Computers and Computer Equipment
- --------------------------------
Censtor Corporation           05/95         4,538 Common
                                            shares                  2,395         2,395
MTI Technology Corporation    04/94         20,928 Common
                                            shares                      0       (17,851)
Wasatch Education Systems     06/95         1,741,550 Series C
 Corporation                                Preferred shares    1,741,550     1,741,550

Industrial/Business Automation
- ------------------------------
Cyclean, Inc.                 01/95         27,475 Series D
                                            Preferred shares       76,656        76,656
Cyclean of Los Angeles, LLC   03/95         Class A LLC Unit -
                                            45% ownership          11,091        11,091

Medical
- -------
Resonex Holding Corporation   02/94         11,402 Common
                                            shares               (841,254)            0

Retail/Consumer Products
- ------------------------
S-Tron                        05/93         Subordinated
                                            debenture,
                                            $220,000 principal
                                            amount               (221,136)      (73,511)
S-Tron                        05/93         1,826,000 Series 1
                                            and 2 Preferred
                                            shares               (496,827)     (110,853)

Telecommunications
- ------------------
Primary Access Corporation    11/93         22,000 Common
                                            shares                (52,250)      (52,250)
3Com Corporation              06/95         7,186 Common
                                            shares                 75,379       481,531
3Com Corporation              06/95         798 Common
                                            shares in
                                            escrow account          8,375        53,503
                                                                ---------     ---------

   Total significant changes                                      270,479     1,947,483

   Other changes, net                                               3,349        (4,851)
                                                                ---------     ---------

Total equity investments at June 30, 1995                      $3,210,392     3,546,320
                                                                =========     =========




Marketable Equity Securities
- ----------------------------

At June 30, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $287,106 and $205,852, respectively, and aggregate fair values of $636,749 and $143,567, respectively. The unrealized gain
(loss) at June 30, 1995 and December 31, 1994 included gross gains of $481,280 and $51,501, respectively.

Censtor Corporation
- -------------------

In May 1995, the Partnership exercised its warrant without cash and received 4,538 common shares. The recorded common share cost basis was $2,395, which is net of a realized loss.

Cyclean, Inc./Cyclean of Los Angeles, LLC
- -----------------------------------------

In January 1995, the Partnership obtained the right to receive 51,051 Series D Preferred shares with a twelve month vesting schedule in exchange for a one year maturity date extension of secured notes receivable. At June 30, 1995, 27,475 shares were fully vested with a recorded cost basis and fair value of $76,656.

In March 1995, Cyclean, Inc. ("Cyclean") formed Cyclean of Los Angeles, LLC ("Cyclean LLC") and contributed certain assets and contracts to the new entity. Cyclean LLC is completing a new round of financing through the offering of Class A LLC Units. As a result of this transaction, one of the Partnership's secured notes receivable was transferred from Cyclean to Cyclean LLC with modified terms; Cyclean has guaranteed note repayments. The Partnership received a participated percentage of one Class A LLC Unit in exchange for certain interest payments and late charges totaling $11,091. The Partnership is also entitled to royalty payments and additional Series D Preferred shares based on the total proceeds raised from the Cyclean LLC offering, which is expected to be completed by late 1995.

Datalogix International, Inc.
- -----------------------------

In June 1995, Datalogix International, Inc. completed its initial public offering. The Partnership exercised its warrant without cash and sold all of its resulting common shares in the company for total proceeds of $114,392 and a realized gain of $104,392. Approximately $14,320 of the sale proceeds were recorded as an unsettled trade at June 30, 1995 and were included in "other assets" on the Balance Sheets.

Integrated Network Corporation
- ------------------------------

During June 1995, the Partnership exercised its option to sell half of its warrant holdings to the company for $100,000, and realized warrant income of $90,000, which was included in "secured notes receivable interest income" on the Statements of Operations. As the cash was received subsequent to the quarter end, the $100,000 was included in "other assets" on the Balance Sheets at June 30, 1995. The Partnership does not have this option for its remaining warrant.

MTI Technology Corporation
- --------------------------

The Partnership recorded a decrease in fair value of $17,851 to reflect the publicly-traded market price at June 30, 1995. The Partnership's investment is unrestricted.

Pinnacle Systems, Inc.
- ----------------------

In February 1995, the Partnership exercised its warrant without cash and received 1,971 common shares. The recorded cost basis of $13,244 included a realized gain of $10,744 and a warrant cost basis of $2,500. In May 1995, the Partnership sold the common shares for total proceeds of $37,449 and realized a gain of $24,205.

Primary Access Corporation/3Com Corporation
- -------------------------------------------

In June 1995, Primary Access Corporation ("Primary Access") was acquired by 3Com Corporation ("3Com"), a public company. Immediately prior to the acquisition, the Partnership exercised its Primary Access common warrant holdings without cash and received 12,686 shares of Primary Access common stock with a cost basis of $31,504, which reflects a realized gain of $28,004 and a warrant cost basis of $3,500. Upon the acquisition, these shares, along with the existing 22,000 Primary Access common shares held by the Partnership, were then exchanged for 7,984 3Com common shares, of which 798 shares are held in an escrow account until March 31, 1996 to indemnify 3Com for any loss it may incur as a result of any contractual breach of the merger agreement by Primary Access. The Partnership recorded an increase in the change in fair value of $451,280 to reflect this transaction and the market value at June 30, 1995.

Subsequent to June 30, 1995, the Partnership sold 7,186 common shares for total proceeds of $495,016 and a realized gain of $419,637.

Resonex Holding Corporation
- ---------------------------

Resonex Holding Corporation is currently obtaining bids from potential acquirers as this is determined to be the best option for the company. Based on the opinion of the Managing General Partner, there has been a decline in Partnership's investment value and accordingly, the common stock cost basis of $841,254 was written off.

S-Tron
- ------

The company was unsuccessful in its recent efforts to obtain a major government contract; as a result, operations will likely cease by year end. Based on the Managing General Partner's opinion, the fair value of the Partnership's investment has declined. Accordingly, the partnership has written off the cost basis of its Preferred stock investment of $496,827 and recorded a write-down of $221,136 on its subordinated note investment.

Wasatch Education Systems Corporation
- -------------------------------------

In June 1995, the Partnership converted its secured notes receivable totaling $1,741,550 into 1,741,550 Series C Preferred shares at $1.00 per share. As part of the conversion, the Partnership wrote off or reversed accrued interest totaling $357,495.

5.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1 through June 30, 1995 consisted of:


Balance at January 1, 1995                              $ 4,999,512

1995 activity:

  Secured notes receivable issued                           645,866
  Repayments of secured notes receivable                   (266,256)
  Secured notes receivable converted
   to equity investments                                 (1,741,550)
  Write-off or reversal of accrued interest                (357,495)
  Increase in interest receivable                            95,831
  Increase in allowance for loan losses                    (182,000)
  Other, net                                                (25,706)
                                                          ---------

  Total secured notes receivable, net,
    at June 30, 1995                                     $3,168,202
                                                          =========

The Partnership had accrued interest of $17,550 and $279,214 at June 30, 1995 and December 31, 1994, respectively.

Refer to Note 4, Equity Investments, for disclosure regarding secured notes receivable converted to equity investments and write-off or reversal of accrued interest.

Changes in the allowance for loan losses were as follows:


Balance at January 1, 1995                               $2,529,000

Provision for loan losses                                    48,250

Recoveries of previous write-offs:
  Semiconductor equipment                                    53,132
  Industrial/business automation                             22,045
  Computers and computer equipment                           58,573
                                                          ---------

    Total recoveries                                        133,750
                                                          ---------

Change in net unrealized fair value of
 secured notes receivable                                   182,000
                                                          ---------

Balance at June 30, 1995                                 $2,711,000
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

Notes aggregating $4,983,420 and $4,321,823 were on nonaccrual status due to uncertainties of the borrowers' financial condition at June 30, 1995 and December 31, 1994, respectively. The Managing General Partner continues to monitor the progress of companies with nonaccrual notes. The fair value at June 30, 1995 recognizes the Managing General Partner's estimate of collectibility of these notes.

All notes are secured by specific assets of the borrowing company. Interest rates on notes issued during the six months ended June 30, 1995 ranged from 10% to 14%.

6.     Cash and Cash Equivalents
       -------------------------

At June 30, 1995 and December 31, 1994, cash and cash equivalents consisted of:

                                           1995           1994
                                           ----           ----

Demand accounts                         $  2,175            2,334
Money-market accounts                    619,644        1,004,620
                                         -------        ---------

     Total                              $621,819        1,006,954
                                         =======        =========


7.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1995, the Partnership had unfunded commitments of $192,799 related to bridge and term note financings.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

During the six months ended June 30, 1995, net cash used by operating activities totaled $287,837. The Partnership paid management fees of $73,880 to the Managing General Partner, reimbursed related parties for operating expenses of $182,201, and received $489 from affiliated partnerships for net loan participations. In addition, other operating expenses of $307,378 were paid. Interest and other income received totaled $275,133.

During the six months ended June 30, 1995, the Partnership issued $645,866 in secured notes receivable primarily to portfolio companies in the computers and computer equipment and medical industries. Fundings of equity investments totaled $3,278. Repayments of notes receivable provided cash of $266,256 and proceeds from investment sales totaled $151,840. The Partnership also received $133,750 from investment recoveries. As of June 30, 1995, the Partnership was committed to fund $192,799 on bridge and term notes to existing borrowing companies.

All management fees which are due have been paid through June 30, 1995. Management fees are paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) from the sale or other disposition of borrowing company equities, plus the aggregate fair market value of any equity securities distributed to the partners, exceeds the total management fee payable as defined in the Partnership Agreement.

Subsequent to June 30, 1995, the Partnership sold 7,186 3Com Corporation common shares for total proceeds of $495,016.

Each June, Limited Partners may tender their Units for repurchase by the Partnership. The price paid for any Units tendered is subject to the restrictions stated in the Partnership Agreement. As of June 30, 1995, requests to repurchase approximately 1,500 units had been received. The amount to be offered for the unit repurchases will be determined in the following quarter.

Cash and cash equivalents at June 30, 1995 were $621,819. Future distributions will be dependent upon loan repayments from borrowing companies and available cash, and are expected to fluctuate. Operating cash reserves combined with proceeds from the sale of investments, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations and the loan requirements of existing borrowing companies through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net income was $81,163 compared to a net loss of $1,626,134 for the three months ended June 30, 1995 and 1994, respectively. The change was substantially due to a $1,358,062 increase in the change in net unrealized fair value of equity investments and a $461,297 decrease in realized losses from investment write-downs. These changes were partially offset by a $181,716 decrease in secured notes receivable interest income.

During the quarter ended June 30, 1995, the increase in fair value of $1,665,802 was primarily due to the write-downs of portfolio companies in the medical and retail/consumer products industries as these investments had been reflected with a fair value less than cost. During the quarter ended June 30, 1994, the increase in fair value of $307,740 was primarily attributable to a portfolio company in the computers and computer equipment industry as well as the write-down of a portfolio company in the medical industry as this investment had also been reflected with a fair value less than cost.

During the quarter ended June 30, 1995, the Partnership realized losses from investments write-downs of $1,810,522 primarily related to equity investments in portfolio companies in the medical and retail/consumer products industries. Realized losses of $2,271,819 in 1994 primarily related to secured notes receivable to a portfolio company in the computers and computer equipment industry.

In 1995, the secured notes receivable interest income of $138,157 included nonrecurring warrant income of $90,000 from the Integrated Network Corporation warrant redemption. Secured notes receivable interest income would have been $48,157 without such income, compared to $319,873 during the quarter ended June 30, 1994. The decrease was primarily due to the reversal of 1995 interest accrual on secured notes receivable from Wasatch Education Systems Corporation as discussed in
Note 4 to the financial statements. Also, the 1994 income was higher partially due to a cash collection of approximately $158,000 in interest income from a portfolio company in the computer software and systems industry that was previously on nonaccrual status.

In 1995, the Partnership recorded a net realized gain of $155,025 primarily related to the sale of Datalogix International, Inc. and the non-cash exercise of the Primary Access Corporation warrant. In 1994, the gain of $30,303 related to the non-cash exercise of a Elantec, Inc. warrant.

During the quarter ended June 30, 1995, the $117,103 recovery related mainly to portfolio companies in the computers and computer equipment and semiconductor equipment industries. No such recovery was recorded in the same period in 1994.

The Partnership recorded an increase in the fair value of secured notes receivable of $109,000 for the quarter ended June 30, 1995 compared to an increase of $199,000 for the same period in 1994 based upon the levels of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends.

Total operating expenses were $145,802 and $58,623 for the three months ended June 30, 1995 and 1994, respectively. The 1994 amount was lower primarily due to a reimbursement of $187,441 in collection expenses from a portfolio company in the computers and computer equipment industry, of which $130,000 related to expenses incurred prior to December 31, 1993. Lending operations and investment management expenses have been reduced by this amount. Had there been no recovery of prior period costs, total operating expenses would have been $186,990 in 1994.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
- ------------------------------------------------------------------------
year
- ----

Net loss was $100,704 and $1,646,142 for the six months ended June 30, 1995 and 1994, respectively. The decrease in net loss was substantially due to a $1,728,735 increase in the change in net unrealized fair value of equity investments and a $464,408 decrease in realized losses from investment write-downs. These changes were partially offset by a $887,000 decrease in the change in net unrealized fair value of secured notes receivable.

During the six months ended June 30, 1995, the increase in equity investment fair value of $1,668,804 was primarily related to the write-downs of portfolio companies in the medical and retail/consumer products industries as these investments had been reflected with a fair value less than cost, as well as an increase for a portfolio company in the telecommunications industry. During the six months ended June 30, 1994, the decrease in fair value was $59,931.

During the six months ended June 30, 1995 and 1994, the Partnership realized losses from investments write-downs of $1,810,522 and $2,274,930, respectively, as discussed in the above section.

The Partnership recorded a decrease in the fair value of secured notes receivable of $182,000, compared to an increase of $705,000 for the six months ended June 30, 1995 and 1994, respectively, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1995.

(b) Financial Data Schedule for the six months ended and as of June 30, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 11, 1995   By:         /s/Frank R. Pope
                             ------------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer