Form 10-Q
period 1995-09-30
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 1995-11-13
CIK 764061

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended September 30, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 0-16683

                TECHNOLOGY FUNDING SECURED INVESTORS II
          ----------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          CALIFORNIA                            94-3034262
-------------------------------     -----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
--------------------------------------                        --------
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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                       September 30,    December 31,
                                           1995             1994
                                       ------------     ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $5,221,676 and
  $7,528,512 at 1995 and 1994,
  respectively)                        $ 2,918,676         4,999,512
 Equity investments (cost basis
  of $3,173,005 and $2,936,564 at
  1995 and 1994, respectively)           3,083,673         1,603,688
                                        ----------        ----------

     Total investments                   6,002,349         6,603,200

Cash and cash equivalents                1,589,756         1,006,954

Other assets                                67,376            51,198
                                        ----------        ----------

     Total                             $ 7,659,481         7,661,352
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    74,594           131,356

Due to related parties                       2,230               246

Other liabilities                           69,280            50,778
                                        ----------        ----------

     Total liabilities                     146,104           182,380

Commitments (Notes 2 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of 157,829
  and 159,006 for 1995 and 1994,
  respectively)                         10,027,831        11,449,172
 General Partners                         (122,122)         (108,324)
 Net unrealized fair value decrease
  from cost:
   Secured notes receivable             (2,303,000)       (2,529,000)
   Equity investments                      (89,332)       (1,332,876)
                                        ----------        ----------

     Total partners' capital             7,513,377         7,478,972
                                        ----------        ----------

     Total                             $ 7,659,481         7,661,352
                                        ==========        ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                             For the Three                For the Nine
                                              Months Ended                Months Ended
                                              September 30,               September 30,
                                        ------------------------     ------------------------
                                           1995        1994               1995         1994
                                           ----        ----               ----         ----
Income:
 Secured notes receivable interest     $ 443,710        235,329          829,521       713,879
 Short-term investment interest           19,934         17,132           37,958        36,630
 Other income                                 --         13,017            4,450        22,104
                                         -------        -------        ---------     ---------
   Total income                          463,644        265,478          871,929       772,613
                                         -------        -------        ---------     ---------

Costs and expenses:
 Management fees                          36,892         48,016          110,772       161,910
 Other investment expenses                76,380         21,000          227,640       150,585
 Operating expenses:
  Lending operations and investment
   management                             23,873         64,828          117,377       126,543
  Administrative and investor
   services                               45,381         57,687          153,685       224,349
  Computer services                       17,440         21,179           52,437        67,349
  Professional fees                       12,373         16,091           40,289        51,784
                                         -------        -------       ----------     ---------

     Total operating expenses             99,067        159,785          363,788       470,025
                                         -------        -------       ----------     ---------

  Total costs and expenses               212,339        228,801          702,200       782,520
                                         -------        -------       ----------     ---------

Net operating income (loss)              251,305         36,677          169,729        (9,907)

 Net realized gain (loss) from
  sales of equity investments            452,249         (4,490)         623,089        25,813
 Realized losses from
  investment write-downs                (541,962)      (173,813)      (2,352,484)   (2,448,743)
 Recoveries from investments
  previously written off                  46,096             --          179,846            --
                                         -------        -------        ---------     ---------

Net realized income (loss)               207,688       (141,626)      (1,379,820)   (2,432,837)

 Change in net unrealized
  fair value:
   Secured notes receivable              408,000       (162,000)         226,000       543,000
   Equity investments                   (425,260)      (627,904)       1,243,544      (687,835)
                                         -------        -------        ---------     ---------

Net income (loss)                      $ 190,428       (931,530)          89,724    (2,577,672)
                                         =======        =======        =========     =========

Net realized income (loss) per Unit    $       1             (1)              (9)          (15)
                                         =======        =======        =========     =========

See accompanying notes to financial statements.

STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)
------------------------------------------


                                                      Net Unrealized Fair Value
                                                    Increase (Decrease) From Cost
                                                    -----------------------------
                                 Limited   General      Equity    Secured Notes
                                 Partners  Partners   Investments   Receivable    Total
                                 --------  --------   -----------   ----------    -----
Partners' capital,
 December 31, 1994             $11,449,172 (108,324)  (1,332,876)  (2,529,000)  7,478,972

Repurchase of limited
 partnership interests             (55,319)      --           --           --     (55,319)

Net realized loss               (1,366,022) (13,798)          --           --  (1,379,820)

Change in net unrealized fair
 value:
  Equity investments                    --       --    1,243,544           --   1,243,544
  Secured notes receivable              --       --           --      226,000     226,000
                                ----------  -------    ---------    ---------   ---------

Partners' capital,
 September 30, 1995            $10,027,831 (122,122)     (89,332)  (2,303,000)  7,513,377
                                ==========  =======    =========    =========   =========


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                  For the Nine Months Ended September 30,
                                  ---------------------------------------
                                                1995             1994
                                                ----             ----

Cash flows from operating activities:
 Interest and other income received        $   838,816           629,240
 Cash paid to vendors                         (383,853)         (517,292)
 Cash paid to related parties                 (379,670)         (636,591)
 Cash paid to affiliated partnerships          (12,093)          (31,407)
 Reimbursement of collection expenses
  received from a portfolio company                 --           187,441
                                             ---------         ---------

     Net cash provided (used) by
      operating activities                      63,200          (368,609)
                                             ---------         ---------

Cash flows from investing activities:
 Secured notes receivable issued              (718,465)       (2,310,238)
 Repayments of secured notes receivable        426,491         2,145,089
 Proceeds from sales of equity investments     669,365               510
 Recoveries from investments previously
  written off                                  179,846                --
 Purchase of equity investments                 (3,278)         (247,543)
                                             ---------         ---------

     Net cash provided (used) by
      investing activities                     553,959          (412,182)
                                             ---------         ---------

Cash flows from financing activities:
 Repurchase of limited partnership interests   (34,357)           (4,270)
 Distributions to Limited and General
  Partners                                          --          (300,003)
                                             ---------         ---------

     Net cash used by financing
      activities                               (34,357)         (304,273)
                                             ---------         ---------

Net increase (decrease) in cash
 and cash equivalents                          582,802        (1,085,064)

Cash and cash equivalents at beginning
 of year                                     1,006,954         2,400,854
                                             ---------         ---------

Cash and cash equivalents at September 30  $ 1,589,756         1,315,790
                                             =========         =========

See accompanying notes to financial statements.

------------------------------------------------

                                  For the Nine Months Ended September 30,
                                  ---------------------------------------
                                                  1995           1994
                                                  ----           ----
Reconciliation of net income (loss) to
 net cash provided (used) by operating
 activities:

Net income (loss)                           $    89,724     (2,577,672)

Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating
 activities:
  Net realized gain from sales of
   equity investments                          (623,089)       (25,813)
  Realized losses from investment
   write-downs                                2,352,484      2,448,743
  Recoveries from investments previously
   written off                                 (179,846)            --
  Change in net unrealized fair value:
   Secured notes receivable                    (226,000)      (543,000)
   Equity investments                        (1,243,544)       687,835

Changes in:
  Accounts payable and accrued expenses         (56,762)       (44,781)
  Due to/from related parties and
   affiliated partnerships                       (9,198)       (41,388)
  Accrued interest on secured and
   convertible notes receivable                 (43,508)      (143,756)
  Other assets                                   (4,996)      (135,721)
  Other, net                                      7,935          6,944
                                              ---------      ---------

Net cash provided (used) by
 operating activities                       $    63,200       (368,609)
                                              =========      =========

Non-cash investing activities:

Conversion of secured notes
 receivable and interest to equity
 and other investments                      $ 1,741,550      1,041,054
                                              =========      =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of September 30, 1995 and December 31, 1994, and the related Statement of Partners' Capital for the nine months ended September 30, 1995, Statements of Operations for the three and nine months ended September 30, 1995 and 1994, and Statements of Cash Flows for the nine months ended September 30, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through September 30, 1995 supplement those included in the Annual Report on Form 10-K. Certain 1994 balances have been reclassified to conform with the 1995 financial statement presentation. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

Withdrawal of Capital
---------------------

Each June, beginning in June 1987, Limited Partners may tender their Units for repurchase by the Partnership. The amount available in any year to repurchase tendered Units is limited to 10% of the aggregate principal repayments received by the Partnership during the preceding calendar year on notes to borrowing companies. The price paid for any Units tendered is subject to the restrictions stated in the Partnership Agreement. As of September 30, 1995, 731 Units were repurchased for $34,357 with an accrual of $20,962 for the remaining 446 Units to be repurchased.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1995 and 1994 were as follows:


                                                 1995           1994
                                                 ----           ----


Management fees                                  $110,772       161,910

Reimbursable operating expenses                   271,793       436,183


Certain reimbursable expenses have been accrued and allocated based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. As of September 30, 1995, due to related parties for such expenses were $2,230 compared to $665 due from related parties included in other assets at December 31, 1994.

Within the normal course of business, the Partnership participates with affiliated partnerships in secured notes receivable granted to nonaffiliated borrowing companies. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At September 30, 1995, due from affiliated partnerships was $11,847 (included in "other assets"), compared to due to affiliated partnerships of $246 (include in "due to related parties") at December 31, 1994. These amounts were received from or paid to such affiliated partnerships in the respective following quarters.

3.     Net Realized Income (Loss) Per Unit
       -----------------------------------

Net realized income (loss) per Unit is calculated by dividing total net realized income (loss) allocated to the Limited Partners by the weighted average number of Units outstanding for the nine months ended September 30, 1995 and 1994 of 158,875 and 159,388, respectively.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1994 is included in the 1994 Annual Report. Activity from January 1 through September 30, 1995 consisted of



                                                                    January 1 -
                                                                 September 30, 1995
                                                                --------------------
                              Investment                         Cost          Fair
Industry/Company                  Date      Position             Basis         Value
----------------              ----------    --------             -----         -----

Balance at January 1, 1995                                     $2,936,564     1,603,688
                                                                ---------     ---------

Significant changes:

WARRANTS:
--------

Computers and Computer Equipment
--------------------------------
Censtor Corporation           02/91         16,808 Common
                                            shares at $.29;
                                            exercised 05/95        (7,500)      (37,112)
Pinnacle Systems, Inc.        05/90         2,083 Common
                                            shares at $8.00;
                                            exercised 02/95        (2,500)      (14,164)

Computer Software and Systems
-----------------------------
Datalogix International,      01/92         17,787 Common
 Inc.                                       shares at $1.87;
                                            exercised 06/95       (10,000)      (10,000)

Microelectronics
----------------
Elantec, Inc.                 08/90         109,091 Common
                                            shares at $.55;
                                            exercised 07/95        (1,667)       (1,667)

Telecommunications
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

STOCKS:
------

Computers and Computer Equipment
--------------------------------
Censtor Corporation           05/95         4,538 Common
                                            shares                  2,395         2,395
MTI Technology Corporation    04/94         20,928 Common
                                            shares                      0        (5,504)
Wasatch Education Systems     06/95         1,741,550 Series C
 Corporation                                Preferred shares    1,741,550     1,741,550

Industrial/Business Automation
------------------------------
Cyclean, Inc.                 01/95         39,263 Series D
                                            Preferred shares      109,545       109,545
Cyclean of Los Angeles, LLC   03/95         Class A LLC Unit -
                                            45% ownership          11,091        11,091

Medical
-------
Allegiant Physicians          08/94         13,500 Common
 Services, Inc.                             shares                 (7,500)      (32,337)
Resonex Holding Corporation   02/94         11,402 Common
                                            shares               (841,254)            0
Microelectronics
----------------
Elantec, Inc.                 07/95         34,091 Common
                                            shares                 19,270        19,270

Retail/Consumer Products
------------------------
S-Tron                        05/93         Subordinated
                                            debenture,
                                            $220,000 (1)
                                            principal amount     (221,136)      (73,511)
S-Tron                        05/93         1,826,000 Series 1
                                            and 2 Preferred
                                            shares               (496,827)     (110,853)

Telecommunications
------------------
Primary Access Corporation    11/93         22,000 Common
                                            shares                (52,250)      (52,250)
3Com Corporation              06/95         798 Common
                                            shares in
                                            escrow                  8,375        36,648
                                                                ---------     ---------

   Total significant changes                                      238,092     1,479,599

   Other changes, net                                              (1,651)          386
                                                                ---------     ---------

Total equity investments at September 30, 1995                 $3,173,005     3,083,673
                                                                =========     =========

(1) Subordinated note includes accrued interest.  The interest rate on the subordinated note was 6%.



Marketable Equity Securities
----------------------------

At September 30, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $204,227 and $205,852, respectively, and aggregate fair values of $128,610 and $143,567, respectively. The unrealized loss at September 30, 1995 and December 31, 1994 included gross gains of $43,673 and $51,501, respectively.

Allegiant Physicians Services, Inc.
-----------------------------------

In August 1995, the Partnership exercised its option to sell half of its common stock holdings to the company for $22,500 and realized a gain of $15,000. The Partnership has retained its option to sell the remaining shares at a later date.

Censtor Corporation
-------------------

In May 1995, the Partnership exercised its warrant without cash and received 4,538 common shares. The recorded common share cost basis was $2,395, which is net of a realized loss.

Cyclean, Inc./Cyclean of Los Angeles, LLC
-----------------------------------------

In January 1995, the Partnership obtained the right to receive 51,051 Series D Preferred shares with a twelve month vesting schedule in exchange for a one year maturity date extension of secured notes receivable. At September 30, 1995, 39,263 shares were fully vested with a recorded cost basis and fair value of $109,545.

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

Elantec, Inc.
-------------

In July 1995, the Partnership exercised its warrant without cash and received 34,091 common shares. The recorded common shares cost basis of $19,270 included a realized gain of $17,603 and a warrant cost basis of $1,667.

Integrated Network Corporation
------------------------------

During June 1995, the Partnership exercised its option to sell half of its warrant holdings to the company for $100,000, and realized warrant income of $90,000, which was included in "secured notes receivable interest income" on the Statements of Operations. The Partnership does not have this option for its remaining warrant.

MTI Technology Corporation
--------------------------

The Partnership recorded a decrease in fair value of $5,504 to reflect the publicly-traded market price at September 30, 1995. The
Partnership's investment is unrestricted.

Pinnacle Systems, Inc.
----------------------

In February 1995, the Partnership exercised its warrant without cash and received 1,971 common shares. The recorded cost basis of $13,244 included a realized gain of $10,744 and a warrant cost basis of $2,500. In May 1995, the Partnership sold the common shares for total proceeds of $37,449 and realized a gain of $24,205.

Primary Access Corporation/3Com Corporation
-------------------------------------------

In June 1995, Primary Access Corporation ("Primary Access") was acquired by 3Com Corporation ("3Com"), a public company. Immediately prior to the acquisition, the Partnership exercised its Primary Access common warrant holdings without cash and received 12,686 shares of Primary Access common stock with a cost basis of $31,504, which reflects a realized gain of $28,004 and a warrant cost basis of $3,500. Upon the acquisition, these shares, along with the existing 22,000 Primary Access common shares held by the Partnership, were then exchanged for 7,984 3Com common shares, of which 7,186 shares were sold for total proceeds of $495,024 and realized a gain of $419,645 in July 1995. The remaining 798 shares are held in an escrow account until March 21, 1996 to indemnify 3Com for any loss it may incur as a result of any contractual breach of the merger agreement by Primary Access. The Partnership recorded an increase in the change in fair value of $28,273 to reflect the above transactions and the market value at September 30, 1995.

Resonex Holding Corporation
---------------------------

Resonex Holding Corporation has licensed certain technologies and is currently obtaining additional bids from other potential licensees. The company will wind down its operations by year end. Based on the opinion of the Managing General Partner, there has been a decline in the Partnership's investment value and accordingly, the common stock cost basis of $841,254 and secured notes receivable investments totaling $536,962 were written off.

S-Tron
------

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

Wasatch Education Systems Corporation
-------------------------------------

In June 1995, the Partnership converted its secured notes receivable totaling $1,741,550 into 1,741,550 Series C Preferred shares at $1.00 per share. As part of the conversion, the Partnership wrote off or reversed accrued interest totaling $357,495. In addition, the Partnership's existing common warrants were replaced with new five-year warrants with similar exercise prices. New warrants were also received as a result of previous maturity extensions.

5.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1 through September 30, 1995 consisted of:


Balance at January 1, 1995                              $ 4,999,512

1995 activity:

  Secured notes receivable issued                           718,465
  Repayments of secured notes receivable                   (426,491)
  Secured notes receivable converted
   to equity investments                                 (1,741,550)
  Write-off of secured notes receivable                    (536,962)
  Write-off or reversal of accrued interest                (357,495)
  Increase in interest receivable                            95,330
  Decrease in allowance for loan losses                     226,000
  Other, net                                                (58,133)
                                                          ---------

  Total secured notes receivable, net,
    at September 30, 1995                               $ 2,918,676
                                                          =========

The Partnership had accrued interest of $17,049 and $279,214 at September 30, 1995 and December 31, 1994, respectively.

Refer to Note 4, Equity Investments, for disclosure regarding secured notes receivable converted to equity investments, write-off of secured notes receivable, and write-off or reversal of accrued interest.

Changes in the allowance for loan losses were as follows:


Balance at January 1, 1995                               $2,529,000
                                                          ---------

Provision for loan losses                                   131,116

Secured notes receivable write-downs:
  Medical                                                  (536,962)
Recoveries of previous write-offs:
  Semiconductor equipment                                    90,000
  Industrial/business automation                             31,273
  Computers and computer equipment                           58,573
                                                          ---------

    Total recoveries                                        179,846
                                                          ---------

Change in net unrealized fair value of
 secured notes receivable                                  (226,000)
                                                          ---------

Balance at September 30, 1995                            $2,303,000
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

Notes aggregating $4,459,903 and $4,321,823 were on nonaccrual status due to uncertainties of the borrowers' financial condition at September 30, 1995 and December 31, 1994, respectively. The Managing General Partner continues to monitor the progress of companies with nonaccrual notes. The fair value at September 30, 1995 recognizes the Managing General Partner's estimate of collectibility of these notes.

All notes are secured by specific assets of the borrowing company. Interest rates on notes issued during the nine months ended September 30, 1995 ranged from 10% to 14%.

6.     Cash and Cash Equivalents
       -------------------------

At September 30, 1995 and December 31, 1994, cash and cash equivalents consisted of:

                                           1995           1994
                                           ----           ----

Demand accounts                         $    2,806          2,334
Money-market accounts                    1,586,950      1,004,620
                                         ---------      ---------

     Total                              $1,589,756      1,006,954
                                         =========      =========


7.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 1995, the Partnership had unfunded commitments of $80,200 related to bridge and term note financings.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1995, net cash provided by operating activities totaled $63,200. The Partnership paid management fees of $110,772 to the Managing General Partner, reimbursed related parties for operating expenses of $268,898, and paid $12,093 to affiliated partnerships for net loan participations. In addition, other operating expenses of $383,853 were paid. Interest and other income received totaled $838,816.

During the nine months ended September 30, 1995, the Partnership issued $718,465 in secured notes receivable primarily to portfolio companies in the computers and computer equipment industry. Fundings of equity investments totaled $3,278. Repayments of notes receivable provided cash of $426,491 and proceeds from investment sales totaled $669,365. The Partnership also received $179,846 from investment recoveries. As of September 30, 1995, the Partnership was committed to fund $80,200 on bridge and term notes to existing borrowing companies.

All management fees which are due have been paid through September 30, 1995. Management fees are paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) from the sale or other disposition of borrowing company equities, plus the aggregate fair market value of any equity securities distributed to the partners, exceeds the total management fee payable as defined in the Partnership Agreement.

Each June, Limited Partners may tender their Units for repurchase by the Partnership. The price paid for any Units tendered is subject to the restrictions stated in the Partnership Agreement. As of September 30, 1995, $34,357 was paid for 731 Units repurchased by the Partnership with an accrual of $20,962 for an additional 446 Units to be repurchased.

Cash and cash equivalents at September 30, 1995 were $1,589,756. Future distributions will be dependent upon loan repayments from borrowing companies and available cash, and are expected to fluctuate. Operating cash reserves combined with proceeds from the sale of investments, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations and loan requirements of existing borrowing companies through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding
------------------------------------------------------------------
year
----

Net income was $190,428 for the three months ended September 30, 1995 compared to a net loss of $931,530 for the same period in 1994. The change was substantially due to a $570,000 increase in the change in net unrealized fair value of secured notes receivable investments, a $456,739 increase in net realized gain from sales of equity investments, a $208,381 increase in secured notes receivable interest income, and a $202,644 increase in the change in the net unrealized fair value of equity investments. These changes were partially offset by a $368,149 increase in realized losses from investment write-downs.

The Partnership recorded an increase in the fair value of secured notes receivable of $408,000 during the quarter ended September 30, 1995, compared to a decrease of $162,000 for the same period in 1994 based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends. The 1995 increase was primarily due to the write-down of secured notes receivable to a portfolio company in the medical industry as this investment had been reflected with fair value less than cost.

During the quarter ended September 30, 1995, net realized gain from sales of equity investments of $452,249 primarily related to the sale of 3Com Corporation. Losses of $4,490 were realized in 1994.

Secured notes receivable interest income was $443,710 and $235,329 for the quarters ended September 30, 1995 and 1994, respectively. The increase was primarily due to the receipt of an interest payment from a portfolio company in the computer software and systems industry which had been on nonaccrual status.

The change in fair value of equity investments reflected a net increase in the fair value of the Partnership's holdings. During the quarter ended September 30, 1995, the decrease of $425,260 was mostly due to the sale of 3Com Corporation as gains were realized. In 1994, the decrease of $627,904 primarily related to a portfolio company in the medical industry.

The Partnership recorded realized losses from investment write-downs of $541,962 and $173,813 during the quarters ended September 30, 1995 and 1994, respectively. These write-downs were primarily related to secured notes receivable to portfolio companies in the medical and industrial/business automation industries.

Total operating expenses were $99,067 for the quarter ended September 30, 1995 compared to $159,785 for the same quarter in 1994. The decrease was mostly due to lower lending operations and investment management, and administrative and investor services expenses from reduced overall portfolio activities.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the
----------------------------------------------------------------
preceding year
--------------

Net income was $89,724 compared to a net loss of $2,577,672 for the nine months ended September 30, 1995 and 1994, respectively. The change was primarily due to a $1,931,379 increase in the change in net unrealized fair value of equity investments, a $597,276 increase in net realized gain from sales of equity investments, partially offset by a $317,000 decrease in the change in net unrealized fair value of secured notes receivable.

In 1995, the increase in equity investment fair value of $1,243,544 primarily related to the write-downs of portfolio companies in the medical and retail/consumer products industries as these investments had been reflected with a fair value less than cost. In 1994, the decrease of $687,835 primarily related to a portfolio company in the medical industry.

In 1995, the Partnership recorded a net realized gain from sales of equity investments of $623,089 primarily due to the sale of 3Com
Corporation. In 1994, the realized gain of $25,813 mostly related to the non-cash exercise of Elantec, Inc. warrants.

The Partnership recorded an increase in the fair value of secured notes receivable of $226,000 and $543,000 for the nine months ended September 30, 1995 and 1994, respectively, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends.

Secured notes receivable interest income was $829,521 and $713,879 for the nine months ended September 30, 1995 and 1994, respectively. The increase was mostly due to a cash interest payment received from a portfolio company as discussed in the above section.

Total operating expenses were $363,788 and $470,025 for the nine months ended September 30, 1995 and 1994, respectively. The 1994 actual operating expense was reduced by collection expense reimbursements of $187,441 from a portfolio company in the computers and computer equipment industry, of which approximately $130,000 related to expenses incurred prior to December 31, 1993. Lending operations and investment management expenses have been reduced by this amount. Had there been no recovery of prior period costs, total operating expenses would have been $598,392 in 1994. The decrease was primarily due to lower overall portfolio activities as discussed in the above section.

During the nine months ended September 30, 1995 and 1994, the Partnership realized losses from investments write-downs of $2,352,484 and $2,448,743, respectively. The 1995 write-downs primarily related to equity investments in portfolio companies in the medical and retail and consumer products industries. Write-downs in 1994 mostly related to secured notes receivable to a portfolio company in the computers and computer equipment industry.


II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1995.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 10, 1995 By:         /s/Frank R. Pope
                             ------------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer