Form 10-K
period 1995-12-31
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 1996-03-25
CIK 764061

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 0-16683

                TECHNOLOGY FUNDING SECURED INVESTORS II
          ----------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          CALIFORNIA                            94-3034262
-------------------------------     ---------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
---------------------------------------                       --------
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

Documents incorporated by reference: Portions of the Prospectus dated June 4, 1987 forming a part of Registration Statement No. 33-12566 and of Supplement No. 2 dated February 12, 1988 and filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933 and of the Amended Prospectus dated March 8, 1988 that forms a part of Post-Effective Amendment No. 1 to the Registration Statement are incorporated by reference in Parts I and III, hereof. Portions of the Prospectus of Technology Funding Medical Partners I, L.P., as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30, 1992, is incorporated by reference in Part III hereof.

                                   PART I

Item 1.  BUSINESS
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

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

Except as disclosed in Note 8 to the financial statements, there are no other material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than ordinary routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1995.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
MATTERS
-------

(a) There is no established public trading market for the Units.

(b)  At December 31, 1995, there were 5,258 record holders of
Units.

(c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's
Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------





                                        For the Years Ended and As of December 31,
                             --------------------------------------------------------------
                             1995            1994         1993          1992          1991
                             ----            ----         ----          ----          ----
Total income              $ 1,305,344      1,159,042       967,972   2,560,375     3,250,112
Net operating (loss)
 income                      (470,089)       194,471      (371,466)    462,273     1,191,178
Net realized gain from sales
 of equity investments      2,438,619         25,813       343,333     799,468       373,099
Realized losses from
 investment write-downs    (2,367,660)    (2,460,743)   (4,326,176) (1,289,209)     (351,020)
Recoveries from investments
 previously written off        28,690             --        27,383          --            --
Net realized (loss)
 income                      (370,440)    (2,240,459)   (4,326,926)    (27,468)    1,213,257
Change in net unrealized
 fair value:
  Equity investments        1,604,675     (1,220,545)    2,033,650  (3,404,583)      990,743
  Secured notes receivable    346,000       (286,000)      511,000  (1,413,767)     (223,550)
Net income (loss)           1,580,235     (3,747,004)   (1,782,276) (4,845,818)    1,980,450
Net realized (loss)
 income per Unit                   (2)           (14)          (27)         --             7
Total assets               10,266,004      7,661,352    11,843,982  15,516,042    24,581,830
Distributions declared       (466,804)      (300,003)     (900,008) (3,037,768)   (3,636,385)



Refer to financial statement notes entitled "Summary of Significant Accounting Policies" and "Allocation of Profits and
Losses" for a description of the method of calculation of net realized (loss) income per Unit.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

Liquidity and Capital Resources
-------------------------------

In 1995, net cash provided by operating activities totaled $344,675. The Partnership paid management fees of $148,338 to the Managing General Partner and reimbursed related parties for operating expenses of $349,985, and received $1,801 from affiliated partnerships for net loan participations. Other operating expenses of $435,420 were paid, and interest and other income of $1,266,488 and $10,129, respectively, were received.

During 1995, the Partnership issued $770,665 in secured notes receivable primarily to portfolio companies in the computers and computer equipment and medical industries and purchased $3,278 in equity investments. Repayments of secured notes receivable provided cash of $1,128,063. Proceeds from sales of equity investments and recoveries from investments previously written off totaled $3,379,417 and $28,690, respectively. As of December 31, 1995, the Partnership was committed to fund up to an additional $208,000 on term note financings to existing borrowing companies.

During 1995, Datalogix International, Inc., Celeritek, Inc. and Elantec, Inc. completed their initial public offerings ("IPOs"). Hybridon, Inc. completed its IPO in early 1996. The Partnership sold its Datalogix International, Inc. and a portion of its Celeritek, Inc. investments for total proceeds of $136,944. Although investments in Celeritek, Inc., Elantec, Inc. and Hybridon, Inc. are subject to certain selling restrictions, their IPOs indicate potential future liquidity.

In December 1995, the Partnership sold its remaining 50% ownership in Imagine Publishing, Inc. (formerly GP
Publications, Inc.) for net cash proceeds of $2,450,316. The first half of the investment was sold in 1993 for net proceeds of $572,917.

All management fees which are due have been paid through December 31, 1995. Management fees are paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) from the sale or other disposition of borrowing company equities, plus the aggregate fair market value of any equity securities distributed to the partners, exceeds the total management fee payable as defined in the Partnership Agreement.

Cash and cash equivalents at December 31, 1995 were $5,058,537. Operating cash reserves combined with proceeds from the sales of investments, interest income received from short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations and the loan requirements of existing borrowing companies through the next twelve months.

Results of Operations
---------------------

1995 compared to 1994
---------------------

Net income was $1,580,235 compared to a net loss of $3,747,004 in 1995 and 1994, respectively. The change was primarily due to a $2,825,220 increase in the change in net unrealized fair value of equity investments, and a $2,412,806 increase in net realized gain from sales of equity investments, partially offset by a $742,232 increase in total operating expenses.

In 1995, the increase in equity investment fair value of $1,604,675 was primarily due to the reversal of unrealized losses, which were realized from investments write-downs for portfolio companies in the medical and retail/consumer products industries. In 1994, the decrease of $1,220,545 was mostly due to a net decrease in the fair value of the Partnership's holdings in a portfolio company in the medical industry.

Net realized gain from sales of equity investments totaled $2,438,619 primarily from the sales of Imagine Publishing, Inc. as discussed in the above section, 3Com Corporation, and Datalogix International, Inc. In 1994, the realized gain of $25,813 mostly related to the non-cash exercise of Elantec, Inc. warrants.

Total operating expenses were $1,331,795 and $589,563 in 1995 and 1994, respectively. As discussed in Note 3 to the financial statements, the 1995 operating expenses include additional administrative and investors services expenses of $877,965. In addition, the 1994 operating expenses were reduced by collection expense reimbursements of $187,441 from a portfolio company in the computers and computer equipment industry, of which approximately $130,000 related to expenses incurred prior to December 31, 1993. This recovery was recorded as a reduction to lending operations and investment management expense. Had the additional expenses in 1995 been recorded in prior years and had there been no such recovery of prior period costs in 1994, total operating expenses would have been $510,515 and $775,097 for 1995 and 1994, respectively.
The decrease was primarily due to lower administrative and investor services, and lending operations and investment management expenses from lower overall portfolio activities.

The Partnership recorded an increase in the fair value of secured notes receivable of $346,000 in 1995 compared to a decrease of $286,000 in 1994, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective year ends. The 1995 increase was primarily due to the reversal of unrealized losses, which were realized from investment write-downs for a portfolio company in the medical industry.

Secured notes receivable interest income was $1,229,935 and $1,085,580 in 1995 and 1994, respectively. The increase was mostly due to cash interest payments received from portfolio companies in the semiconductor equipment, medical, and telecommunication industries which had been on nonaccrual status.

In 1995 and 1994, the Partnership realized losses from investments write-downs of $2,367,660 and $2,460,743 respectively. The 1995 write-downs primarily related to equity investments in portfolio companies in the medical and retail and consumer products industries. Write-downs in 1994 mostly related to secured notes receivable to a portfolio company in the computers and computer equipment industry.

There is no established source of market value information for the Partnership's portfolio of equity investments and secured notes receivable. The value of the portfolio has been estimated by the Managing General Partner in the absence of readily ascertainable market values. Although secured notes receivable are secured by specific assets of the borrowing company, due to the inherent uncertainty of valuation, estimated values may differ significantly from the values that would have been used had a ready market of the investment existed. The difference could be material.

Given the inherent risk associated with the business of the Partnership, the future performance of portfolio company investments may significantly impact future operations.


1994 compared to 1993
---------------------

Net loss was $3,747,004 and $1,782,276 in 1994 and 1993,
respectively. The change in net loss was primarily due to decreases of $3,254,195 and $797,000 in the change in net unrealized fair value of equity investments and secured notes receivable, respectively, a $317,520 decrease in net realized gain from sale of equity investments and a $169,856 increase in other investment expenses. These changes were partially offset by a $1,865,433 decrease in realized losses from investment write-downs, a $480,228 decrease in total operating expenses, and a $191,070 increase in total income.

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

During 1994, the Partnership recorded a net realized gain from sales of equity investments of $25,813 mostly related to the non-cash exercise of Elantec, Inc. warrants. In 1993, the gain of $343,333 was mainly related to Cornerstone Imaging, Inc. and Software Transformation, Inc., partially offset by a net realized loss from the sale of Imagine Publishing, Inc.

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

Total operating expenses were $589,563 in 1994 compared to $1,069,791 in 1993. As discussed above, had the additional expenses in 1995 been recorded in prior years and had there been no collection expense reimbursement of prior period costs in 1994, total operating expenses would have been $775,097 and $1,133,495 in 1994 and 1993, respectively. The decrease was mostly due to lower lending operations and investment management expenses, and administrative and investor services expenses from reduced overall portfolio activity.

Total income was $1,159,042 and $967,972 in 1994 and 1993,
respectively. The increase was mostly due to a secured note receivable cash interest payment from a portfolio company in the computer software and systems industry which had been on nonaccrual status.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
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

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1995, the Partnership incurred $148,338 in management fees. The management fees are designed to compensate the General Partners for its General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1995. General Partner Overhead includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the General Partners in performing their obligations to the Partnership.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

The Registrant, or its investee companies, have engaged in no transactions with the General Partners or their officers and partners other than as described above, in the notes to the financial statements, or in the Partnership Agreement.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
FORM 8-K
--------

(a) List of Documents filed as part of this Annual Report on Form 10-K

(1) Financial Statements - the following financial statements are filed as a part of this Report:

Independent Auditors' Report
Balance Sheets as of December 31, 1995 and 1994
Statements of Operations for the years ended
December 31, 1995, 1994 and 1993
Statements of Partners' Capital for the years ended
December 31, 1995, 1994 and 1993
Statements of Cash Flows for the years ended
December 31, 1995, 1994 and 1993
Notes to Financial Statements

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1995.

(c) Financial Data Schedule for the year ended and as of December 31, 1995 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------


The Partners
Technology Funding Secured Investors II:


We have audited the accompanying balance sheets of Technology Funding Secured Investors II (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain loans and securities owned, by correspondence with the individual borrowing and investee companies, and a physical examination of securities held by a safeguarding agent as of December 31, 1995 and 1994. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Secured Investors II as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.



San Francisco, California                          KPMG Peat Marwick LLP
March 22, 1996

BALANCE SHEETS
--------------

                                                  December 31,
                                       -------------------------------
                                            1995               1994
                                            ----               ----
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $4,535,031 and
   $7,528,512 in 1995 and 1994,
  respectively)                       $ 2,352,031          4,999,512
 Equity investments (cost basis
  of $2,533,378 and $2,936,564 in
  1995 and 1994, respectively)          2,805,177          1,603,688
                                       ----------         ----------

     Total investments                  5,157,208          6,603,200

Cash and cash equivalents               5,058,537          1,006,954

Other assets                               50,259             51,198
                                       ----------         ----------

     Total                            $10,266,004          7,661,352
                                       ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   340,131            131,356

Due to related parties                    872,822                 --

Due to affiliated partnerships              2,047                246

Distributions payable                     466,804                 --

Other liabilities                          47,116             50,778
                                       ----------         ----------

     Total liabilities                  1,728,920            182,380

Commitments (Notes 3, 10 and 11)

Partners' capital:
  Limited Partners
  (Units outstanding of 157,829
  and 159,006 in 1995 and 1994,
  respectively)                        10,592,289         11,449,172
  General Partners                       (144,004)          (108,324)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable            (2,183,000)        (2,529,000)
   Equity investments                     271,799         (1,332,876)
                                       ----------         ----------

     Total partners' capital            8,537,084          7,478,972
                                       ----------         ----------

     Total                            $10,266,004          7,661,352
                                       ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------


                                      For the Years Ended December 31,
                                   -------------------------------------
                                        1995        1994         1993
                                        ----        ----         ----

Income:
 Secured notes receivable
  interest                        $ 1,229,935    1,085,580       916,590
 Short-term investment interest        65,280       51,143        19,189
 Other income                          10,129       22,319        32,193
                                    ---------    ---------     ---------
  Total income                      1,305,344    1,159,042       967,972
                                    ---------    ---------     ---------

Costs and expenses:
 Management fees                      148,338      205,152       269,647
 Other investment expenses            295,300      169,856            --
 Operating expenses:
  Lending operations and
   investment management              145,015      167,539       517,118
  Administrative and investor
   services                         1,068,625      279,120       355,671
  Computer services                    70,057       83,269       104,384
  Professional fees                    48,098       59,635        92,618
                                    ---------    ---------     ---------

    Total operating expenses        1,331,795      589,563     1,069,791
                                    ---------    ---------     ---------

  Total costs and expenses          1,775,433      964,571     1,339,438
                                    ---------    ---------     ---------

Net operating (loss) income          (470,089)     194,471      (371,466)

 Net realized gain from sales of
  equity investments                2,438,619       25,813       343,333
 Realized losses from
  investment write-downs           (2,367,660)  (2,460,743)   (4,326,176)
 Recoveries from investments
  previously written off               28,690           --        27,383
                                    ---------    ---------     ---------
Net realized loss                    (370,440)  (2,240,459)   (4,326,926)

 Change in net unrealized
  fair value:
   Equity investments               1,604,675   (1,220,545)    2,033,650
   Secured notes receivable           346,000     (286,000)      511,000
                                    ---------    ---------     ---------

Net income (loss)                 $ 1,580,235   (3,747,004)   (1,782,276)
                                    =========    =========     =========

Net realized loss
 per Unit                         $        (2)         (14)          (27)
                                    =========    =========     =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1995, 1994 and 1993:

                                                      Net Unrealized Fair Value
                                                    Increase (Decrease) From Cost
                                                    -----------------------------
                                 Limited   General      Equity    Secured Notes
                                 Partners  Partners   Investments   Receivable    Total
                                 --------  --------   -----------   ----------    -----

Partners' capital,
 December 31, 1992             $19,207,418  (30,649)  (2,145,981)  (2,754,000) 14,276,788

Distributions                     (891,008)  (9,000)          --           --    (900,008)

Repurchase of limited
 partnership interests             (45,100)      --           --           --     (45,100)

Net realized loss               (4,283,656) (43,270)          --           --  (4,326,926)

Change in net unrealized fair
 value:
  Equity investments                    --       --    2,033,650           --   2,033,650
  Secured notes receivable              --       --           --      511,000     511,000
                                ----------  -------    ---------    ---------  ----------

Partners' capital,
 December 31, 1993              13,987,654  (82,919)    (112,331)  (2,243,000) 11,549,404

Distributions                     (297,003)  (3,000)          --           --    (300,003)

Repurchase of limited
 partnership interests             (23,425)      --           --           --     (23,425)

Net realized loss               (2,218,054) (22,405)          --           --  (2,240,459)

Change in net unrealized fair
 value:
  Equity investments                    --       --   (1,220,545)          --  (1,220,545)
  Secured notes receivable              --       --           --     (286,000)   (286,000)
                                ----------  -------    ---------    ---------  ----------

Partners' capital,
 December 31, 1994              11,449,172 (108,324)  (1,332,876)  (2,529,000)  7,478,972

Distributions                     (434,828) (31,976)          --           --    (466,804)

Repurchase of limited
 partnership interests             (55,319)      --           --           --     (55,319)

Net realized loss                 (366,736)  (3,704)          --           --    (370,440)

Change in net unrealized fair
 value:
  Equity investments                    --       --    1,604,675           --   1,604,675
  Secured notes receivable              --       --           --      346,000     346,000
                                ----------  -------    ---------    ---------  ----------

Partners' capital,
 December 31, 1995             $10,592,289 (144,004)     271,799   (2,183,000)  8,537,084
                                ==========  =======    =========    =========  ==========


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                   For the Years Ended December 31,
                                  -------------------------------------
                                       1995       1994         1993
                                       ----       ----         ----
Cash flows from operating
  activities:
 Interest received                $ 1,266,488      761,636       825,257
 Other income received                 10,129       22,319        32,193
 Cash paid to vendors                (435,420)    (529,883)     (449,280)
 Cash paid to related parties        (498,323)    (727,638)   (1,582,259)
 Cash received from (paid to)
  affiliated partnerships               1,801      (35,121)      184,729
 Reimbursement for collection
  expenses received from
  a portfolio company                      --      187,441            --
                                    ---------    ---------    ----------
  Net cash provided (used)
   by operating activities            344,675     (321,246)     (989,360)
                                    ---------    ---------    ----------

Cash flows from investing
  activities:
 Secured notes receivable issued     (770,665)  (2,760,238)   (3,944,367)
 Repayments of secured notes
  receivable                        1,128,063    2,261,515     6,362,019
 Repayment of other investments            --           --       314,976
 Purchase of equity investments        (3,278)    (251,013)      (91,298)
 Proceeds from sales of
  equity investments                3,379,417          510     1,709,023
 Recoveries from investments
  previously written off               28,690           --        27,383
                                    ---------    ---------    ----------
  Net cash provided (used) by
   investing activities             3,762,227     (749,226)    4,377,736
                                    ---------    ---------    ----------

Cash flows from financing
  activities:
 Distributions to Limited and
  General Partners                         --     (300,003)   (1,184,330)
 Repurchase of Limited Partnership
  interests                           (55,319)     (23,425)      (45,100)
                                    ---------    ---------    ----------
  Net cash used by financing
   activities                         (55,319)    (323,428)   (1,229,430)
                                    ---------    ---------    ----------

Net increase (decrease) in cash
 and cash equivalents               4,051,583   (1,393,900)    2,158,946

Cash and cash equivalents at
 beginning of year                  1,006,954    2,400,854       241,908
                                    ---------    ---------    ----------

Cash and cash equivalents at
 end of year                      $ 5,058,537    1,006,954     2,400,854
                                    =========    =========    ==========

See accompanying notes to financial statements.

-----------------------------------

                                      For the Years Ended December 31,
                                   ------------------------------------
                                     1995            1994        1993
                                     ----            ----        ----
Reconciliation of net income (loss)
 to net cash provided (used)
 by operating activities:

Net income (loss)                 $ 1,580,235   (3,747,004)  (1,782,276)

Adjustments to reconcile net income
 (loss) to net cash provided (used)
 by operating activities:
  Net realized gain from sales of
   equity investments              (2,438,619)     (25,813)    (343,333)
  Realized losses from investment
   write-downs                      2,367,660    2,460,743    4,326,176
  Recoveries from investments
   previously written off             (28,690)          --      (27,383)
  Amortization of discount
   related to warrants                 (7,962)        (608)     (43,014)
  Change in net unrealized
   fair value:
    Equity investments             (1,604,675)   1,220,545   (2,033,650)
    Secured notes receivable         (346,000)     286,000     (511,000)

Changes in:
  Accrued interest on secured and
   convertible notes receivable       (30,765)    (374,479)     (67,508)
  Accounts payable and accrued
   expenses                           (28,409)     (71,382)      16,774
  Due to/from related parties         873,487      (12,155)    (724,452)
  Due from/to affiliated
   partnerships                         1,801      (35,121)     184,729
  Other, net                            6,612      (21,972)      15,577
                                   ----------    ---------    ---------

Net cash provided (used)
 by operating activities:         $   344,675     (321,246)    (989,360)
                                    =========    =========    =========

Non-cash investing activities:

Additions to equity investments   $   142,432      100,556        3,333
                                    =========    =========    =========

Conversion of secured notes
 receivable and interest
 to equity investments            $ 1,752,641    1,229,406    1,787,447
                                    =========    =========    =========

Non-cash exercise of
 warrants                         $    83,619       25,813           --
                                    =========    =========    =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------


1.     Summary of Significant Accounting Policies
       ------------------------------------------

Organization
------------

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

Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements include non-marketable investments of $4,553,944 and $6,459,633 (53% and 86% of partners' capital) as of December 31, 1995 and 1994, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material. In addition, for certain publicly traded investments that may not be marketable due to selling restrictions, the Managing General Partner has applied an illiquidity discount of 25% in determining fair value as mentioned below.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts, money market instruments and commercial paper and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The Partnership's total tax basis in investments was higher than the reported total cost basis of $7,068,409 by $1,888,444 as of December 31, 1995.

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the weighted average number of Units outstanding for 1995, 1994, and 1993 of 158,614, 159,312 and 159,757, respectively, into total net realized income (loss) allocated to the Limited Partners. The General Partners contributed an amount equal to 0.1% of total Limited Partner Capital Contribution and did not receive Partnership Units.

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

In conjunction with certain secured notes issued, the Partnership receives warrants to purchase certain shares of capital stock of the borrowing company. The cost basis of the warrants and the resulting discount has been estimated by the Managing General Partner to be 1% of the principal balance of the original notes made to the borrowing company. The discount is amortized to interest income on a straight-line basis over the term of the loan. These warrants are included in the equity investment portfolio.

Nonrefundable fees received in connection with loan fundings are deferred and amortized to interest income over the contractual life of the loan using the effective interest method or the straight-line method if it is not materially different. Direct loan origination costs mainly consist of third-party costs and generally are reimbursed by portfolio companies.

     Equity Investments
     ------------------

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions. For publicly-traded equity investments with selling restrictions, an illiquidity discount of 25% is applied when determining fair value. Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is generally specific identification.

Other equity investments, which are not publicly-traded, are generally valued utilizing pricing obtained from the most recent round of third party financings. Valuation is estimated quarterly by the Managing General Partner. Included in equity investments are convertible and subordinated notes receivable as repayment of these notes generally occur through conversion into equity investments.

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

Non-cash Exercise of Warrants
-----------------------------

Periodically, the Partnership may acquire stock through the non-cash exercise of warrants. During 1995 and 1994, realized gains resulting from the non-cash exercise of warrants totaled $83,619 and $25,813, respectively. During 1993, there were no such realized gains. These amounts are included in net realized gain from sales of equity investments.

Distributions
-------------

Distributions made to the Limited Partners are made among such partners in the proportion their respective capital accounts bear to the total of all capital accounts of the group. Unnegotiated distribution checks, if any, after a reasonable amount of time, are recorded as other liabilities on the Balance Sheets.

2.     Change in Net Unrealized Fair Value of Equity Investments
       ---------------------------------------------------------

In accordance with the Partnership's accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:

                                     For the Years Ended December 31,
                                     ---------------------------------
                                     1995            1994         1993
                                     ----            ----         ----
Increase (decrease) in fair
 value from cost of marketable
 equity securities                $    92,684       (62,285)       18,500

Increase (decrease) in fair value
 from cost of non-marketable
 equity securities                    179,115    (1,270,591)     (130,831)
                                    ---------     ---------     ---------

  Net unrealized fair value
   increase (decrease) from cost
   at end of year                     271,799    (1,332,876)     (112,331)

  Net unrealized fair value
   decrease from cost
   at beginning of year            (1,332,876)     (112,331)   (2,145,981)
                                    ---------     ---------     ---------

Change in net unrealized
 fair value of equity
 investments                      $ 1,604,675    (1,220,545)    2,033,650
                                    =========     =========     =========

3.     Related Party Transactions
       --------------------------

Included in costs and expenses are related party costs as follows:

                                     For the Years Ended December 31,
                                    ----------------------------------
                                     1995          1994           1993
                                     ----          ----           ----

Management fees                 $  148,338       205,152        269,647
Reimbursable operating expenses:
 Lending operations and
  investment management            117,938       204,574        241,285
 Administrative and investor
  services                       1,035,477       222,488        242,491
 Computer services                  70,057        83,269        104,384

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

The Partnership reimburses the Managing General Partner and affiliates for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services and computer services. During late 1995, operating cost allocations to the Partnership were reevaluated. The Managing General Partner determined that it had not fully recovered allocable overhead as permitted by the Partnership Agreement. As a result, the Partnership was charged additional administrative and investor services costs of $877,965, which were not previously recognized by the Partnership. This charge consisted of $56,685, $57,167, $63,704 and $700,409 related to 1995, 1994, 1993 and prior years, respectively. If this charge had been recorded in prior years, total operating expenses would have been $510,515, $646,730, and $1,133,495 for 1995, 1994, and 1993, respectively. At December 31, 1995, expenses due to related parties totaled $872,822, compared to due from related parties of $665 included in other assets at December 31, 1994.

Under the terms of a computer support agreement, the Partnership recognized charges from Technology Administrative Management, a division of TFL, for its share of computer support costs. These amounts are included in computer services expense.

Within the normal course of business, the Partnership participates in secured notes receivable issued to non-affiliated borrowing companies by affiliated partnerships which are also managed by the Managing General Partner. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At December 31, 1995 and 1994, due to affiliated partnerships on such participations totaled $2,047 and $246, respectively. These amounts were paid to such affiliated partnerships by the Partnership immediately following the respective year ends.

In order to increase the future investment returns from several portfolio companies, the Partnership has contracted directly with Affiliates of the General Partners or the General Partners as provided in Article 3 sections 3.02(d) and 3.06. These agreements generally provide for the Partnership to make current payment of the direct expenses of the Affiliate or the General Partners related to such recovery efforts as well as a performance incentive payment based on the amount of incremental recovery less expenses previously paid, which expenses will be returned to the Partnership from recoveries. The General Partners have agreed to waive any profit interest payable pursuant to Article 8 Section 8.01(d) attributable to any recoveries from the portfolio companies subject to these separate written agreements. These agreements are subject to review by legal counsel for the Partnership and may be modified to assure conformity with the terms of the Partnership's Amended and Restated Limited Partnership Agreement. Consistent with note participations as discussed above, the agreements provide for a pro-rata payment of expenses and incentive payments and a pro-rata participation in the results of recovery efforts.

In 1995, 1994, and 1993, TFL had a sublease rental agreement with a Partnership portfolio company in the computers and computer equipment industry. The terms of this agreement were similar to those which would apply to an unrelated party. This agreement was terminated in the fourth quarter of 1995.

4.     Distributions Payable
       ---------------------

In early 1993, the Partnership ended its mandatory reinvestment period, as defined in the Partnership Agreement, and entered its liquidation stage. In December 1995, distributions totaling $466,804 were declared and will be paid in March 1996. Future distributions will be dependent upon loan repayments from borrowing companies and available cash, and are expected to fluctuate.

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

6.     Equity Investments
       ------------------

At December 31, 1995 and 1994, equity investments consisted of:





                                                    December 31,1995        December 31, 1994
                                                    ----------------        -----------------
                    Investment                      Cost        Fair        Cost       Fair
Industry/Company       Date      Position           Basis       Value       Basis      Value
----------------    ----------   --------           -----       -----       -----      -----
WARRANTS
--------

Biotechnology
-------------
Biocircuits          01/91       2,500 Common
 Corporation                     shares at $8.00;
                                 expiring 01/96    $      0         300           0           0
Hybridon, Inc.       03/91       3,572 Common
                                 shares at $3.50;
                                 expiring 03/97       1,250      16,074       1,250      16,074

Computers and Computer Equipment
--------------------------------
Censtor Corporation  02/91       16,808 Common
                                 shares at $.29;
                                 exercised 05/95         --          --       7,500      37,112
MARCorp              05/92       2,562,043 Series B
                                 Preferred shares
                                 at $1.00; expiring
                                 05/97                   --          --           0           0
MARCorp              08/93       333,333 Series B
                                 Preferred shares
                                 at $.75; expiring
                                 08/98                   --          --           0           0
MARCorp              03/94       125,000 Series B
                                 Preferred shares
                                 at $.75; expiring
                                 03/99                   --          --           0           0
Pinnacle Systems,    05/90       2,083 Common
 Inc.                            shares at $8.00;
                                 exercised 02/95         --          --       2,500      14,164

Computer Software and Systems
-----------------------------
Datalogix Inter-     01/92       17,787 Common
 national, Inc.                  shares at $1.87;
                                 exercised 06/95         --          --      10,000      10,000
Molecular            10/90       6,111 Common
 Simulations                     shares at $18.00;
                                 expired 10/95           --          --           0           0
Wasatch Education    04/93       111,111 Common
 Systems                         shares at $.50;
 Corporation                     expiring 04/98          --          --           0           0
Wasatch Education    04/93       483,750 Common
 Systems                         shares at $.50;
 Corporation                     expiring 04/98          --          --           0           0
Wasatch Education    07/93       16,667 Common
 Systems                         shares at $.50;
 Corporation                     expiring 07/98          --          --       3,333           0
Wasatch Education    02/94       183,333 Common
 Systems                         shares at $.50;
 Corporation                     expiring 02/99          --          --       1,667           0
Wasatch Education    06/95       959,546 Common
 Systems                         shares at $0.50;
 Corporation                     expiring 06/00       5,000     179,915          --          --

Industrial/Business Automation
------------------------------
Cyclean, Inc.        08/88       43,194 Common
                                 shares at $2.74;
                                 expiring 04/01           0           0       4,000           0
Cyclean, Inc.        03/91       44,589 Common
                                 shares at $3.10;
                                 expiring 04/01           0           0       7,500           0
Cyclean, Inc.        07/92       20,968 Common
                                 shares at $3.10;
                                 expiring 07/97           0           0       2,500           0
Cyclean, Inc.        07/92       53,130 Common
                                 shares at $3.10;
                                 expiring 07/02           0           0       1,176           0
Cyclean, Inc.        09/94       8,064 Common
                                 shares at $3.10;
                                 expiring 03/99           0           0           0           0
Cyclean, Inc.        09/94       9,464 Common
                                 shares at $4.00;
                                 expiring 03/99           0           0           0           0
Cyclean, Inc.        01/95       9,750 Common
                                 shares at $4.00;
                                 expiring 01/00           0           0          --          --
ElectroScan,         12/91       22,177 Common
 Corporation                     shares at $3.10;
                                 expiring 12/96           0           0           0           0

Medical
-------
Ash Medical          03/90       2,400 Common
 Systems, Inc.                   shares at $12.50;
                                 expired 03/95           --          --           0           0
Hemocleanse, Inc.    03/90       10,205 Common
                                 shares at $.92;
                                 exercised 03/95         --          --           0           0
Hemocleanse, Inc.    01/92       12,474 Common
                                 shares at $.50;
                                 expiring 01/97           0           0           0           0
Loredan              05/92       62,500 Common
 BioMedical,                     shares at $.60;
 Inc.                            expiring 05/97           0           0           0           0
Loredan              12/92       166,667 Common
 BioMedical,                     shares at $.30;
 Inc.                            expiring 12/97           0           0           0           0
Microgon, Inc.       10/90       62,500 Common
                                 shares at $.60;
                                 expired 10/95           --          --           0           0
Microgon, Inc.       09/91       14,583 Common
                                 shares at $.60;
                                 expiring 09/96          --          --           0           0
Microgon, Inc.       06/92       62,500 Common
                                 shares at $.60;
                                 expiring 06/97          --          --           0           0

Microelectronics
----------------
Applied Micro        03/90       14,286 Common
 Circuits, Inc.                  shares at $1.75;
                                 expired 05/95           --          --       5,000       5,000
Applied Micro        08/90       14,286 Common
 Circuits, Inc.                  shares at $1.75;
                                 expired 08/95           --          --       5,000       5,000
Elantec, Inc.        08/90       109,091 Common
                                 shares at $.55;
                                 exercised 07/95         --          --       1,667       1,667

Semiconductor Equipment
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

Telecommunications
------------------
Integrated Network   06/91       5,882 Common
 Corporation                     shares at $17.00;
                                 expiring 06/96      10,000           0      20,000     100,002
Primary Access       10/90       13,060 Common
 Corporation                     shares at $2.25;
                                 exercised 06/95         --          --       2,900       2,900
Primary Access       04/91       2,040 Common
 Corporation                     shares at $2.25;
                                 exercised 06/95         --          --         600         600
                                                    -------     -------     -------     -------

     Total warrants                                  16,250     196,289      76,593     192,519
                                                    -------     -------     -------     -------

STOCKS:

Computers and Computer Equipment
--------------------------------

Censtor Corporation  05/95       4,538 Common
                                 shares               2,395       2,395          --          --
MARCorp              12/89       309,827 Series A
                                 Preferred shares         0           0           0           0
MARCorp              05/92       Convertible
                                 subordinated
                                 debenture,
                                 $1,936,104
                                 principal amount         0           0           0           0
MARCorp              02/93       96,866 Series A
                                 Preferred shares         0           0           0           0
MTI Technology       04/94       20,928 Common
 Corporation                     shares             188,352      43,949     188,352      74,566

Computer Software and Systems
-----------------------------
Wasatch Education    06/95       1,741,550
 Systems                         Series C
 Corporation                     Preferred
                                 shares           1,741,550   1,741,550          --          --

Industrial/Business Automation
------------------------------
ARIX Computer        04/92       34,286 Common
 Corporation                     shares                   0           0           0           0
Cyclean, Inc.        09/94       36,042 Series D
                                 Preferred shares   100,556     100,556     100,556     100,556
Cyclean, Inc.        01/95       51,051 Series D
                                 Preferred shares   142,432     142,432          --          --
Cyclean of           03/95       Class A LLC Unit -
 Los Angeles, LLC                45% ownership       11,091      11,091          --          --

Medical
-------
Allegiant Physicians 08/94       13,500 Common
 Services, Inc.                  shares               4,821      22,500      15,000      54,837
Allegiant Physicians 11/95       7,500 Common
 Services, Inc.                  shares               2,679      12,500          --          --
Hemocleanse, Inc.    03/95       5,512 Common
                                 shares               5,071       5,071          --          --
Resonex Holding      02/94       11,402 Common
 Corporation                     shares                   0           0     841,254           0

Microelectronics
----------------
Celeritek, Inc.      05/94       47,219 Common
                                 shares             253,429     365,825     253,429     253,429
Celeritek, Inc.      08/94       2,250 Common
                                 shares                  --          --      18,750      18,750
Elantec, Inc.        05/94       8,182 Common
                                 shares              33,636      61,241      33,636      33,636
Elantec, Inc.        07/95       3,409 Common
                                 shares              19,270      25,517          --          --

Retail/Consumer Products
------------------------
Imagine Publishing,  03/92       200,000 Common
 Inc. (formerly GP               shares
 Publications, Inc.)                                     --          --     200,000     200,000
Imagine Publishing   06/93       435,310 Common
 Inc. (formerly GP               shares
 Publications, Inc.)                                     --          --     435,310     435,310
S-TRON               05/93       Subordinated
                                 debenture (1),
                                 $220,000 principal
                                 amount                   0           0     221,136      73,511
S-TRON               05/93       220,000 Common
                                 shares                   0           0           0           0
S-TRON               05/93       506,000 Series 1
                                 Preferred shares         0           0     166,827           0
S-TRON               05/93       1,320,000
                                 Series 2
                                 Preferred shares         0           0     330,000     110,853

Telecommunications
------------------
All Post, Inc.       10/94       4,394 Common
                                 shares               3,471       3,471       3,471       3,471
Primary Access       11/93       22,000 Common
 Corporation                     shares                  --          --      52,250      52,250
3Com Corporation     06/95       1,597 Common
                                 shares in Escrow     8,375      70,790          --          --
                                                  ---------   ---------   ---------   ---------

Total stocks                                      2,517,128   2,608,888   2,859,971   1,411,169
                                                  ---------   ---------   ---------   ---------

Total equity investments                         $2,533,378   2,805,177   2,936,564   1,603,688
                                                  =========   =========   =========   =========

--  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.
(1) Subordinated note includes accrued interest.  The interest rate on the subordinated note was 6%.


Marketable Equity Securities
----------------------------

At December 31, 1995 and 1994, marketable equity securities had aggregate costs of $510,580 and $205,852, respectively, and aggregate fair values of $603,264 and $143,567, respectively. The net unrealized gain (loss) at December 31, 1995 and 1994 included gross gains of $237,087 and $51,501, respectively.

Allegiant Physicians Services, Inc.
-----------------------------------

In August 1995, the Partnership exercised its option to sell half of its common stock holdings to the company for $22,500 and realized a gain of $15,000. In November 1995, the Partnership received an additional 7,500 common shares from the company as settlement for the company's failure to register the Partnership's common stock holdings by March 1995 as stipulated in a 1994 agreement. The Partnership has options to sell all shares to the company at a later date. An unrealized fair value of $35,000 was recorded to reflect the option value which is greater than the market value for the Partnership's marketable, unrestricted common shares at December 31, 1995.

Celeritek, Inc.
---------------

In December 1995, Celeritek, Inc. completed its IPO after effecting a common stock 3-for-2 split. The Partnership sold 3,233 of its post-split common shares acquired in August 1994 and April 1995 into the IPO for proceeds of $22,552 and realized a gain of $524. The Partnership recorded a $112,396 increase in fair value to reflect the market value of $365,825 for its remaining shares at December 31, 1995. The market value reflects a 25% discount for certain lockup restrictions.

Censtor Corporation
-------------------

In May 1995, the Partnership exercised its warrant without cash and received 4,538 common shares. The recorded common share cost basis was $2,395, which is net of a realized loss.

Cyclean, Inc./Cyclean of Los Angeles, LLC
-----------------------------------------

In January 1995, the Partnership obtained the right to receive 51,051 Series D Preferred shares with a twelve month vesting schedule in exchange for a one year maturity date extension of secured notes receivable. At December 31, 1995, all 51,051 shares were fully vested with a recorded cost basis and fair value of $142,432.

In March 1995, Cyclean, Inc. ("Cyclean") formed Cyclean of Los Angeles, LLC ("Cyclean LLC") and contributed certain assets and contracts to the new entity. Cyclean LLC is completing a new round of financing through the offering of Class A LLC Units. As a result of this transaction, one of the Partnership's secured notes receivable was transferred from Cyclean to Cyclean LLC with modified terms; Cyclean has guaranteed note repayments. The Partnership received a participated percentage of one Class A LLC Unit in exchange for certain interest payments and late charges totaling $11,091. The Partnership is also entitled to royalty payments and additional Series D Preferred shares based on the total proceeds raised from the Cyclean LLC offering, which is expected to be completed by early 1996.

In December 1995, all warrant cost bases totaling $15,176 were written off as these warrants are expected to be canceled in 1996 at the close of the next financing round.

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

Then in October 1995, Elantec, Inc. completed its IPO after a 1-for-10 reverse common stock split. The Partnership recorded an increase in fair value of $33,852 to reflect the market value of its 11,591 post-split shares at December 31, 1995. The market value reflects a 25% discount for certain lockup restrictions.

Imagine Publishing, Inc. (formerly GP Publications, Inc.)
---------------------------------------------------------

In December 1995, the Partnership sold its remaining 50% investment of 635,310 common shares to a third party for net proceeds of $2,450,316 resulting in a realized gain of $1,815,006. The first half of the investment was sold to the same buyer in October 1993 for net proceeds of $572,917.

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

Pinnacle Systems, Inc.
----------------------

In February 1995, the Partnership exercised its warrant without cash and received 1,971 common shares. In May 1995, the Partnership sold the common shares for total proceeds of $37,449 and realized a gain of $34,949.

Primary Access Corporation/3Com Corporation
-------------------------------------------

In June 1995, Primary Access Corporation ("Primary Access") was acquired by 3Com Corporation ("3Com"), a public company. Immediately prior to the acquisition, the Partnership exercised its Primary Access common warrant holdings without cash and received 12,686 shares of Primary Access common stock with a cost basis of $31,504, which reflects a realized gain of $28,004 and a warrant cost basis of $3,500. Upon the acquisition, these shares, along with the existing 22,000 Primary Access common shares held by the Partnership, were then exchanged for 7,984 3Com common shares, of which 7,186 shares were sold for total proceeds of $495,024 and realized a gain of $419,645 in July 1995. The remaining 798 shares, which became 1,597 shares after a 2-for-1 stock split in August 1995, are held in an escrow account until March 21, 1996 to indemnify 3Com for any loss it may incur as a result of any contractual breach of the merger agreement by Primary Access. The Partnership recorded an increase in the change in fair value of $62,415 to reflect the market value at December 31, 1995 for these unrestricted shares.

Resonex Holding Corporation
---------------------------

Resonex Holding Corporation has licensed certain technologies and is currently obtaining additional bids from other potential licensees. The company may wind down its operations by mid-1996. Based on the opinion of the Managing General Partner, there has been an other than temporary decline in the Partnership's investment value and accordingly, the common stock cost basis of $841,254 and secured notes receivable investments totaling $536,962, which were on nonaccrual status, were written off.

S-Tron
------

The company was unsuccessful in its efforts to obtain a major government contract; as a result, operations will likely cease by early 1996.
Based on the Managing General Partner's opinion, there has been an other than temporary decline in the fair value of the Partnership's investment. Accordingly, the Partnership has written off the cost basis of its Preferred stock investment of $496,827 and recorded a write-down of $221,136 on its subordinated note investment.

Wasatch Education Systems Corporation
-------------------------------------

In June 1995, the Partnership converted its secured notes receivable totaling $1,741,550 into 1,741,550 Series C Preferred shares at $1.00 per share. As part of the conversion, the Partnership wrote off or reversed accrued interest totaling $357,495. In addition, the Partnership's existing common warrants were replaced with new five-year warrants with similar exercise prices. New warrants were also received as a result of previous maturity extensions. The Partnership recorded an unrealized fair value of $179,915 to reflect the restricted market value of these warrants at December 31, 1995.

Other Equity Investments
------------------------

Biocircuits Corporation and MTI Technology Corporation are publicly-traded companies. All such securities are unrestricted. All other equity investments not specifically discussed above are privately held and no public market for the sale of these securities existed at December 31, 1995.

7.     Secured Notes Receivable, Net
       -----------------------------

At December 31, 1995 and 1994, secured notes receivable consisted of:

                                                   1995       1994
                                                   ----       ----
Secured notes receivable                      $ 4,797,690   7,385,322
Accrued interest                                    4,306     279,214
Unamortized discount                             (266,965)   (136,024)
                                                ---------   ---------
  Total secured notes receivable,
    net (cost basis)                            4,535,031   7,528,512

Allowance for loan losses                      (2,183,000) (2,529,000)
                                                ---------   ---------

  Total secured notes receivable,
    net (fair value)                          $ 2,352,031   4,999,512
                                                =========   =========

The 1995 notes were primarily from two portfolio companies in the computers and computer equipment and industrial/business automation industries. The remaining loans were from approximately four other companies in a variety of industries. All notes are secured by specific assets of the borrowing companies. Interest rates on secured notes receivable at December 31, 1995 ranged from 10% to 20.91%.

During 1995, $1,741,550 of secured note principal and $11,091 of accrued interest were converted to equity investments, and secured notes totaling $536,962 were written off. Refer to Note 6, Equity
Investments, for disclosure regarding secured notes receivable converted to equity investments, write-off of secured notes receivable, and write-off or reversal of accrued interest.


Changes in the allowance for loan losses were as follows:

                                                   1995         1994
                                                   ----         ----
Balance, beginning of year                     $ 2,529,000   2,243,000
                                                 ---------   ---------

Provision for loan losses                          162,272   2,356,908

Secured notes receivable write-downs:
 Computers and computer equipment                       --  (2,035,000)
 Medical                                          (536,962)    (35,908)
                                                 ---------   ---------
  Total write-downs                               (536,962) (2,070,908)
                                                 ---------   ---------

Recoveries of previous write-offs:
 Semiconductor equipment                            28,690          --
                                                 ---------   ---------
  Total recoveries                                  28,690          --
                                                 ---------   ---------

  Change in net unrealized fair value
   of secured notes receivable                    (346,000)    286,000
                                                 ---------   ---------

  Balance, end of year                         $ 2,183,000   2,529,000
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

Notes with a total cost basis of $4,031,001 and $4,321,823 were on nonaccrual status due to uncertainties of the borrowers' financial condition at December 31, 1995 and 1994, respectively. The decrease of approximately $291,000 included note repayments and write-downs for a portfolio company in the medical industry, partially offset by secured notes issued to a portfolio company in the computers and computer equipment industry. The Managing General Partner continues to monitor the progress of these companies. The fair value at December 31, 1995 is based on the Managing General Partner's estimate of collectibility of these notes.

The scheduled principal repayments remaining are:


      Year Ending                         Principal
      December 31,                        Repayments
      -----------                         ----------
          1996                           $1,971,038
          1997                                   --
          1998                                   --
          1999                                   --
          2000                            2,826,652
                                          ---------
                                         $4,797,690
                                          =========

Secured notes receivable which are due on demand are included as principal repayments for the year ending December 31, 1996. In addition, the Managing General Partner may at times need to restructure notes by either extending maturity dates or converting notes to equity investments to increase the ultimate collectibility of investments to the Partnership.

8.     Litigation and Other Investment Expenses
       ----------------------------------------

Other investment expenses reflect the cost of legal action with a third party related to a portfolio company in the retail/consumer products industry. At December 31, 1995, the Partnership had accrued expenses of approximately $82,000 for future costs to defend the case.

In late 1992, the Partnership and the portfolio company filed a lawsuit against the third party claiming that the affiliated Partnership had the right to take possession of collateral, the price paid was fair and did not interfere with the third party's legal rights. The third party filed a countersuit claiming otherwise and is seeking relief for $2.6 million. Currently, the Partnership and the portfolio company have appealed a recent trial court ruling that absolved the Partnership from wrongdoing but declared that the assets of the portfolio company, for a sum not certain, are available to satisfy certain claims of the third party. An estimate of possible loss can not be determined at this time. The Managing General Partner believes the Partnership has adequate defense and intends to pursue this matter vigorously. No amounts have been provided in the accompanying financial statements for any possible negative outcome of this matter.

9.     Cash and Cash Equivalents
       -------------------------

At December 31, 1995 and 1994, cash and cash equivalents consisted of:

                                                   1995         1994
                                                   ----         ----
Demand accounts                                 $       --        2,334
Money-market accounts                            5,058,537    1,004,620
                                                 ---------    ---------
     Total                                      $5,058,537    1,006,954
                                                 =========    =========

10.     Repurchase of Limited Partnership Interests
        -------------------------------------------

Each June, Limited Partners may tender their Units for repurchase by the Partnership. The amount available in any year to repurchase tendered Units is limited to 10% of the aggregate principal repayments received by the Partnership during the preceding calendar year on notes to borrowing companies. The price paid for any Units tendered is subject to the restrictions stated in the Partnership Agreement. In 1995, 1994, and 1993, 1,177, 384, and 550 Units were tendered for repurchase totaling $55,319, $23,425, and $45,100 respectively.

11.     Commitments
        -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1995, the Partnership had unfunded commitments of $208,000 related to term note financings.

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

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 22, 1996    By:       /s/Debbie A. Wong
                              --------------------------------------
                                   Debbie A. Wong
                                   Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature              Capacity                   Date
       ---------              --------                   ----

   /s/Charles R. Kokesh       President, Chief       March 22, 1996
------------------------      Executive Officer
Charles R. Kokesh             and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Gregory T. George       Group Vice President   March 22, 1996
--------------------------    of Technology Funding
Gregory T. George             Inc. and a General
                              Partner of Technology
                              Funding Ltd.


The above represents a majority of the Board of Directors of Technology Funding Inc. and a majority of the General Partners of Technology
Funding Ltd.