Form 10-Q
period 1996-03-31
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 1996-05-10
CIK 764061

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
- --------------

                                       (unaudited)
                                         March 31,      December 31,
                                            1996            1995
                                         --------       ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $4,559,401 and
  $4,535,031 at 1996 and 1995,
  respectively)                        $ 2,480,401         2,352,031
 Equity investments (cost basis
  of $2,417,015 and $2,533,378 at
  1996 and 1995, respectively)           2,656,188         2,805,177
                                        ----------        ----------

     Total investments                   5,136,589         5,157,208

Cash and cash equivalents                3,643,494         5,058,537

Restricted cash                            135,703            50,000

Other assets                                14,828               259
                                        ----------        ----------

     Total                             $ 8,930,614        10,266,004
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $   331,157           340,131

Due to related parties                      23,355           872,822

Due to affiliated partnerships                 919             2,047

Distributions payable                           --           466,804

Other liabilities                           47,598            47,116
                                        ----------        ----------

     Total liabilities                     403,029         1,728,920

Commitments and subsequent events
 (Notes 2, 4 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of
  157,829 for both 1996 and 1995)       10,512,224        10,592,289
 General Partners                         (144,812)         (144,004)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable             (2,079,000)       (2,183,000)
   Equity investments                      239,173           271,799
                                        ----------        ----------

     Total partners' capital             8,527,585         8,537,084
                                        ----------        ----------

     Total                             $ 8,930,614        10,266,004
                                        ==========        ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                             1996        1995
                                             ----        ----
Income:
 Secured notes receivable interest         $  29,012     247,654
 Short-term investment interest               54,359       8,680
 Other income                                  4,030       4,255
                                             -------     -------
   Total income                               87,401     260,589
                                             -------     -------

Costs and expenses:
 Management fees                              42,685      37,395
 Other investment expenses                    30,000      30,606
 Operating expenses:
  Lending operations and investment
   management                                 19,422      41,232
  Administrative and investor
   services                                   53,565      50,411
  Computer services                           12,545      18,182
  Professional fees                            8,964       9,094
                                             -------     -------

     Total operating expenses                 94,496     118,919
                                             -------     -------

  Total costs and expenses                   167,181     186,920
                                             -------     -------

Net operating (loss) income                  (79,780)     73,669

 Net realized gain from sales of
  equity investments                          32,775      15,815
 Realized losses from
  investment write-downs                    (115,104)         --
 Recoveries from investments
  previously written off                      81,236      16,647
                                             -------     -------

Net realized (loss) income                   (80,873)    106,131

 Change in net unrealized
  fair value:
   Secured notes receivable                  104,000    (291,000)
   Equity investments                        (32,626)      3,002
                                             -------     -------

Net loss                                   $  (9,499)   (181,867)
                                             =======     =======

Net realized loss per Unit                 $      (1)         --
                                             =======     =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                            1996             1995
                                            ----             ----

Cash flows from operating activities:
 Interest and other income received         $   81,723         145,895
 Cash paid to vendors                          (52,420)        (75,887)
 Cash paid to related parties                 (987,289)       (119,162)
 Cash (paid to) received from affiliated
  partnerships                                  (1,128)             91
                                             ---------       ---------

     Net cash used by operating
      activities                              (959,114)        (49,063)
                                             ---------       ---------

Cash flows from investing activities:
 Secured notes receivable issued              (122,400)       (450,000)
 Repayments of secured notes receivable        103,708         121,002
 Proceeds from sales of equity investments      34,034              --
 Recoveries from investments previously
  written off                                   81,236          16,647
                                             ---------       ---------

     Net cash provided (used) by investing
        activities                              96,578        (312,351)
                                             ---------       ---------

Cash flows from financing activities:
 Distributions to Limited and General
  Partners                                    (466,804)             --
                                             ---------       ---------

     Net cash used by financing
      activities                              (466,804)             --
                                             ---------       ---------

Net decrease in cash and
 restricted cash                            (1,329,340)       (361,414)

Cash and restricted cash at
 beginning of year                           5,108,537       1,006,954
                                             ---------       ---------

Cash and restricted cash at March 31        $3,779,197         645,540
                                             =========       =========

See accompanying notes to financial statements.

- ------------------------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                              1996              1995
                                              ----              ----
Reconciliation of net loss to
 net cash used by operating activities:

Net loss                                    $    (9,499)      (181,867)

Adjustments to reconcile net loss
 to net cash used by operating activities:
  Net realized gain from sales of
   equity investments                           (32,775)       (15,815)
  Realized losses from investment
   write-downs                                  115,104             --
  Recoveries from investments previously
   written off                                  (81,236)       (16,647)
  Change in net unrealized fair value:
   Secured notes receivable                    (104,000)       291,000
   Equity investments                            32,626         (3,002)
  Other, net                                     (5,678)          (766)

Changes in:
  Accounts payable and accrued expenses          (8,974)       (47,549)
  Due to/from related parties                  (849,467)        14,875
  Accrued interest on secured and
   convertible notes receivable                      --       (113,928)
  Other assets                                  (14,569)        19,981
  Other, net                                       (646)         4,655
                                              ---------      ---------

Net cash used by operating activities       $  (959,114)       (49,063)
                                              =========      =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of March 31, 1996 and December 31, 1995, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1996 and 1995, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through March 31, 1996 supplement those included in the Annual Report on Form 10-K. Certain 1995 balances have been reclassified to conform with the 1996 financial statement presentation.

As set forth in the Partnership Agreement, the Partnership is scheduled to be dissolved on December 31, 1996 (or such later date to which the General Partners extend the Partnership up to a limit of two two-year extensions). The General Partners intend to exercise their right to extend the term of the Partnership to 12/31/98.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1996 and 1995 were as follows:


                                                 1996           1995
                                                 ----           ----


Management fees                                  $42,685        37,395

Reimbursable operating expenses                   95,137        96,642


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. As of March 31, 1996 and December 31, 1995, due to related parties for such expenses were $23,355 and $872,822, respectively.

Within the normal course of business, the Partnership participates with affiliated partnerships in secured notes receivable granted to nonaffiliated borrowing companies. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At March 31, 1996 and December 31, 1995, the amounts due to affiliated partnerships on such participations were $919 and $2,047, respectively. These amounts were paid to such affiliated partnerships in the respective following quarters.

3.     Net Realized Income (Loss) Per Unit
       -----------------------------------

Net realized income (loss) per Unit is calculated by dividing total net realized income (loss) allocated to the Limited Partners by the average number of Units outstanding for the three months ended March 31, 1996 and 1995 of 157,829 and 159,006, respectively.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1995 are included in the 1995 Annual Report. Activity from January 1 through March 31, 1996 consisted of


                                                                    January 1 -
                                                                  March 31, 1996
                                                                -------------------
                              Investment                         Cost          Fair
Industry/Company                  Date      Position             Basis         Value
- ----------------              ----------    --------             -----         -----

Balance at January 1, 1996                                     $2,533,378     2,805,177
                                                                ---------     ---------

Significant changes:

WARRANTS:
- --------

Biotechnology
- -------------
Hybridon, Inc.                03/91         3,572 Common
                                            shares at $3.50;
                                            exercised 01/96        (1,250)      (16,074)

Computer Software and Systems
- -----------------------------
Wasatch Educations Systems    06/95         959,546 Common
 Corporation                                shares at $0.50;
                                            expiring 06/00              0      (179,915)


STOCKS:
- ------

Biotechnology
- -------------
Hybridon, Inc.                01/96         1,250 Common
                                            shares                  4,812        11,000

Computers and Computer Equipment
- --------------------------------
MTI Technology Corporation    04/94         20,928 Common
                                            shares               (115,104)       (6,007)

Medical
- -------
Allegiant Physicians          08/94         13,500 Common
 Services, Inc.                             shares                 (4,821)      (22,500)

Microelectronics
- ----------------
Celeritek, Inc.               05/94         47,219 Common
                                            shares                      0        74,568

Retail/Consumer Products
- ------------------------
S-TRON                        05/93         Subordinated
                                            debenture, $220,000
                                            principal amount           (0)           (0)
S-TRON                        05/93         220,000 Common
                                            shares                     (0)           (0)
S-TRON                        05/93         1,826,000 Series 1
                                            & 2 Preferred
                                            shares                     (0)           (0)

                                                                 ---------     ---------

   Total significant changes                                     (116,363)     (138,928)

   Other changes, net                                                   0       (10,061)
                                                                ---------     ---------

Total equity investments at March 31, 1996                     $2,417,015     2,656,188
                                                                =========     =========

</TABLE

Marketable Equity Securities
- ----------------------------

At March 31, 1996 and December 31, 1995, marketable equity securities had aggregate costs of $393,736 and $510,580, respectively, and aggregate fair values of $639,833 and $603,264, respectively. The net unrealized gains at March 31, 1996 and December 31, 1995 included gross gains of $281,421 and $237,087, respectively.

Allegiant Physicians Services, Inc.
- -----------------------------------

In February 1996, the Partnership exercised its option to sell 13,500 of its common shares to the company for $22,500 and realized a gain of $17,679. The Partnership's remaining 7,500 common shares are unrestricted.

Hybridon, Inc.
- --------------

In January 1996, Hybridon, Inc. completed its initial public offering.
The Partnership exercised its warrant holdings without cash and received
2,532 shares of common stock with a cost basis of $9,747, which reflected a realized gain of $8,497 and a warrant cost basis of $1,250.
Subsequently, the Partnership sold 1,282 of these shares for total proceeds of $11,534 and realized a gain of $6,599. The Partnership recorded a decrease of $8,636 in the change in fair value to reflect the above transactions and the market value of the remaining unrestricted shares at March 31, 1996.

MTI Technology Corporation
- --------------------------

During the first quarter of 1996, the Managing General Partner determined that there had been an other than temporary decline in value of the Partnership's investment. As a result, the Partnership realized a loss of $115,104. The Partnership also recorded a decrease in fair value of $6,007 to reflect the unrestricted market value at March 31, 1996.

S-TRON
- ------

The company was unsuccessful in its efforts to obtain a major government contract; as a result, company operations ceased during March 1996.
This investment, which had previously been written off, is no longer held by the Partnership.

Other Equity Investments
- ------------------------

Other significant changes during the quarter ended March 31, 1996 reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. The Partnership's warrant investment in Wasatch
Education Systems Corporation and 3Com Corporation shares are partially restricted.

As of May 3, 1996, the fair value for Celeritek, Inc. increased to $627,008 compared to $440,393 at March 31, 1996. This change reflects changes in common stock prices which fluctuate daily on stock exchanges.

5.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1 through March 31, 1996 consisted of:



Balance at January 1, 1996                               $2,352,031

1996 activity:

  Secured notes receivable issued                           122,400
  Repayments of secured notes receivable                   (103,708)
  Decrease in allowance for loan losses                     104,000
  Other, net                                                  5,678
                                                          ---------

  Total secured notes receivable, net,
    at March 31, 1996                                    $2,480,401
                                                          =========

The Partnership had accrued interest of $4,306 at both March 31, 1996 and December 31, 1995.

Changes in the allowance for loan losses were as follows:


Balance at January 1, 1996                               $2,183,000

Decrease in provision for loan losses                      (185,236)

Recoveries of previous write-offs:
  Semiconductor equipment                                    29,333
  Medical                                                    51,903
                                                          ---------

    Total recoveries                                         81,236
                                                          ---------

Change in net unrealized fair value of
 secured notes receivable                                  (104,000)
                                                          ---------

Balance at March 31, 1996                                $2,079,000
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

Secured notes receivable with a total cost basis of $4,055,095 and $4,031,001 were on nonaccrual status due to the uncertainty of certain borrowers' financial conditions at March 31, 1996 and December 31, 1995, respectively. The Managing General Partner continues to monitor the progress of these companies. The fair value at March 31, 1996 recognizes the Managing General Partner's estimate of collectibility of these notes.

During the first quarter of 1996, the Partnership received approximately $43,000 from a portfolio company in the medical industry to pay off its principal balance. In addition, the Partnership was reimbursed $30,045 for legal, consulting, and other costs incurred in prior periods in the defense of the Partnership's secured note rights through bankruptcy court. The reimbursement was recorded as a reduction to lending operations and investment management expense.

All notes are secured by specific assets of the borrowing company. The interest rate on notes issued during the three months ended March 31, 1996 was 12%.

6.     Cash and Cash Equivalents
       -------------------------

At March 31, 1996 and December 31, 1995, cash and cash equivalents consisted of money-market account balances of $3,643,494 and $5,058,537, respectively.

7.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1996, the Partnership had unfunded commitments of $57,600 related to term note financings to an existing borrowing company.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

During the three months ended March 31, 1996, net cash used by operating activities totaled $959,114. The Partnership paid management fees of $42,685 to the Managing General Partner and reimbursed related parties for operating expenses of $944,604. Payments to affiliated partnerships for net loan participations totaled $1,128. In addition, other operating expenses of $52,420 were paid and $81,723 in interest and other income was received. Distributions totaling $466,804 were paid to Limited and General Partners.

During the quarter ended March 31, 1996, the Partnership issued $122,400 in secured notes receivable to a portfolio company in the computers and computer equipment industry. Repayments of secured notes receivable and recoveries from investments previously written off were $103,708 and $81,236, respectively. In addition, proceeds from sales of equity investments provided cash of $34,034. As of March 31, 1996, the Partnership was committed to fund $57,600 on term note financings to an existing borrowing company.

Cash and restricted cash at March 31, 1996 were $3,779,197. Future distributions will be dependent upon loan repayments from borrowing companies and available cash, and are expected to fluctuate. Operating cash reserves combined with proceeds from the sale of investments, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations and loan requirements of existing borrowing companies through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net losses were $9,499 and $181,867 for the quarters ended March 31, 1996 and 1995, respectively. The change was primarily due to a $395,000 increase in the change in net unrealized fair value of secured notes receivable and a $64,589 increase in recoveries from investments previously written off. These changes were mostly offset by a $173,188 decrease in total income and a $115,104 increase in realized losses from investment write-downs.

The Partnership recorded an increase in fair value of secured notes receivable of $104,000 for the three months ended March 31, 1996 compared to a decrease of $291,000 for the same period in 1995, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends.

During the quarter ended March 31, 1996, the recovery of $81,236 related to portfolio companies in the medical and semiconductor equipment industries. In 1995, recoveries of $16,647 related to portfolio companies in the computers and computer equipment, and semiconductor equipment industries.

Total income was $87,401 and $260,589 during the three months ended March 31, 1996 and 1995, respectively. The decrease was mostly attributable to lower secured notes receivable balances in 1996. In addition, the 1995 income was higher due to cash interest payments received on a secured note receivable from a portfolio company in the computer software and systems industry which had been on nonaccrual status.

In 1996, realized losses from investment write-downs totaled $115,104, related to equity investments in a portfolio company in the computers and computer equipment industry. No such losses were recorded for the same period in 1995.

Operating expenses were $94,496 and $118,919 for the three months ended March 31, 1996 and 1995, respectively. As explained in Note 5 to the financial statements, 1996 operating expenses were reduced by a $30,045 reimbursement of prior period collection expenses from a portfolio company in the medical industry. Had the reimbursement not been received, total operating expenses would have been $124,541 for the quarter ended March 31, 1996.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1996.

(b) Financial Data Schedule for the three months ended and as of March 31, 1996 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 10, 1996      By:         /s/Debbie A. Wong
                             ------------------------------------
                                     Debbie A. Wong
                                     Controller