Form 10-Q
period 1996-06-30
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 1996-08-09
CIK 764061

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

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

                                       (unaudited)
                                          June 30,      December 31,
                                            1996            1995
                                         --------       ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $4,409,306 and
  $4,535,031 at 1996 and 1995,
  respectively)                        $ 2,129,306         2,352,031
 Equity investments (cost basis
  of $2,399,524 and $2,533,378 at
  1996 and 1995, respectively)           2,559,328         2,805,177
                                        ----------        ----------

     Total investments                   4,688,634         5,157,208

Cash and cash equivalents                3,643,790         5,058,537

Restricted cash                            139,586            50,000

Due from affiliated partnerships             2,666                --

Other assets                                18,604               259
                                        ----------        ----------

     Total                             $ 8,493,280        10,266,004
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $   334,334           340,131

Due to related parties                      17,239           872,822

Due to affiliated partnerships                  --             2,047

Distributions payable                           --           466,804

Other liabilities                           47,727            47,116
                                        ----------        ----------

     Total liabilities                     399,300         1,728,920

Commitments and contingencies
 (Notes 2 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of
  157,829 for both 1996 and 1995)       10,360,521        10,592,289
 General Partners                         (146,345)         (144,004)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable             (2,280,000)       (2,183,000)
   Equity investments                      159,804           271,799
                                        ----------        ----------

     Total partners' capital             8,093,980         8,537,084
                                        ----------        ----------

     Total                             $ 8,493,280        10,266,004
                                        ==========        ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                             For the Three                For the Six
                                              Months Ended                Months Ended
                                                June 30,                    June 30,
                                        ------------------------     ------------------------
                                           1996        1995               1996         1995
                                           ----        ----               ----         ----
Income:
 Secured notes receivable interest     $    19,831      138,352           52,873       390,261
 Short-term investment interest             44,614        9,344           98,973        18,024
                                         ---------    ---------        ---------     ---------
   Total income                             64,445      147,696          151,846       408,285
                                         ---------    ---------        ---------     ---------

Costs and expenses:
 Management fees                            42,638       36,485           85,323        73,880
 Other investment expenses                   9,581      120,654           39,581       151,260
 Operating expenses:
  Lending operations and investment
   management                               50,132       52,272           69,554        93,504
  Administrative and investor
   services                                105,452       57,893          159,017       108,304
  Computer services                         26,972       16,815           39,517        34,997
  Professional fees                         19,026       18,822           27,990        27,916
                                         ---------    ---------       ----------     ---------

     Total operating expenses              201,582      145,802          296,078       264,721
                                         ---------    ---------       ----------     ---------

  Total costs and expenses                 253,801      302,941          420,982       489,861
                                         ---------    ---------       ----------     ---------

Net operating loss                        (189,356)    (155,245)        (269,136)      (81,576)

 Net realized gain from sales of
  equity investments                        16,049      155,025           48,824       170,840
 Realized losses from
  investment write-downs                   (10,000)  (1,810,522)        (125,104)   (1,810,522)
 Recoveries from investments
  previously written off                    30,071      117,103          111,307       133,750
                                         ---------    ---------        ---------     ---------

Net realized loss                         (153,236)  (1,693,639)        (234,109)   (1,587,508)

 Change in net unrealized
  fair value:
   Secured notes receivable               (201,000)     109,000          (97,000)     (182,000)
   Equity investments                      (79,369)   1,665,802         (111,995)    1,668,804
                                         ---------    ---------        ---------     ---------

Net (loss) income                      $  (433,605)      81,163         (443,104)     (100,704)
                                         =========    =========        =========     =========

Net realized loss per Unit             $        (1)         (10)              (1)          (10)
                                         =========    =========        =========     =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                                            1996             1995
                                            ----             ----

Cash flows from operating activities:
 Interest and other income received        $   150,474           275,133
 Cash paid to vendors                         (118,847)         (307,378)
 Cash paid to related parties               (1,211,294)         (256,081)
 Cash (paid to) received from
  affiliated partnerships                       (4,713)              489
 Reimbursement of collection expenses
  from a portfolio company                      30,045                --
                                             ---------         ---------

     Net cash used by operating
      activities                            (1,154,335)         (287,837)
                                             ---------         ---------

Cash flows from investing activities:
 Secured notes receivable issued              (168,002)         (645,866)
 Repayments of secured notes receivable        295,099           266,256
 Proceeds from sales of equity investments      57,574           151,840
 Recoveries from investments previously
  written off                                  111,307           133,750
 Purchase of equity investments                     --            (3,278)
                                             ---------         ---------

     Net cash provided (used) by
      investing activities                     295,978           (97,298)
                                             ---------         ---------

Cash flows from financing activities:
 Distributions to Limited and General
  Partners                                    (466,804)               --
                                             ---------         ---------

     Net cash used by financing
      activities                              (466,804)               --
                                             ---------         ---------

Net decrease in cash and
 restricted cash                            (1,325,161)         (385,135)

Cash and restricted cash at
 beginning of year                           5,108,537         1,006,954
                                             ---------         ---------

Cash and restricted cash at June 30        $ 3,783,376           621,819
                                             =========         =========

See accompanying notes to financial statements.

- ------------------------------------------------

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                                              1996           1995
                                              ----           ----
Reconciliation of net loss to net
 cash used by operating activities:

Net loss                                    $  (443,104)      (100,704)

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Net realized gain from sales of
   equity investments                           (48,824)      (170,840)
  Realized losses from investment
   write-downs                                  125,104      1,810,522
  Recoveries from investments previously
   written off                                 (111,307)      (133,750)
  Change in net unrealized fair value:
   Secured notes receivable                      97,000        182,000
   Equity investments                           111,995     (1,668,804)
  Other, net                                     (5,678)           857

Changes in:
  Accounts payable and accrued expenses          (5,797)       (75,364)
  Due to/from related parties                  (855,583)        11,230
  Accrued interest on secured and
   convertible notes receivable                   4,306        (44,009)
  Other assets                                  (18,345)      (108,784)
  Other changes, net                             (4,102)         9,809
                                              ---------      ---------

Net cash used by operating activities       $(1,154,335)      (287,837)
                                              =========      =========

Non-cash investing activities:

Conversion of secured notes
 receivable and interest to equity
 investments                                $        --      1,741,550
                                              =========      =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of June 30, 1996, and December 31, 1995, and the related Statements of Operations for the three and six months ended June 30, 1996 and 1995, and Statements of Cash Flows for the six months ended June 30, 1996 and 1995, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995. The following notes to financial statements for activity through June 30, 1996, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. Certain 1995 balances have been reclassified to conform with the 1996 financial statement presentation.

As set forth in the Partnership Agreement, the Partnership is scheduled to be dissolved on December 31, 1996, (or such later date to which the General Partners extend the Partnership up to a limit of two two-year extensions). The General Partners intend to exercise their right to extend the term of the Partnership to December 31, 1998.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1996 and 1995, were as follows:


                                                 1996           1995
                                                 ----           ----


Management fees                                  $ 85,323        73,880

Reimbursable operating expenses                   270,388       193,431


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. As of June 30, 1996, and December 31, 1995, due to related parties for such expenses were $17,239 and $872,822, respectively.

Within the normal course of business, the Partnership participates with affiliated partnerships in secured notes receivable issued to nonaffiliated borrowing companies. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At June 30, 1996, due from affiliated partnerships on such participations was $2,666 compared to $2,047 due to affiliated partnerships at December 31, 1995. These amounts were received from or paid to such affiliated partnerships in the respective following quarters.

3.     Net Realized Income (Loss) Per Unit
       -----------------------------------

Net realized income (loss) per Unit is calculated by dividing total net realized income (loss) allocated to the Limited Partners by the average number of Units outstanding for the six months ended June 30, 1996 and 1995 of 157,829 and 159,006, respectively.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1995, is included in the 1995 Annual Report. Activity from January 1 through June 30, 1996, consisted of



                                                                    January 1 -
                                                                   June 30, 1996
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

Medical
- -------
Hemocleasne, Inc.             01/92         12,474 Common
                                            shares at $0.50;
                                            expiring 01/97              0        31,185

STOCKS:
- ------


Computers and Computer Equipment
- --------------------------------
MTI Technology Corporation    04/94         20,928 Common
                                            shares               (115,104)         5,755

Industrial/Business Automation
- ------------------------------
Cyclean, Inc.                 09/94-        225,088 Series D
                              04/96         Preferred shares            0       (242,988)
Cyclean of Los Angeles,       03/95         Class A LLC Unit-
 LLC                                        45% ownership               0        (11,091)

Medical
- -------
Allegiant Physicians          08/94&        21,000 Common
 Services, Inc.               11/95         shares                 (7,500)       (35,000)
Hemocleanse, Inc.             03/95         5,512 Common
                                            shares                      0         11,465

Microelectronics
- ----------------
Celeritek, Inc.               05/94         47,219 Common
                                            shares                      0        174,833
Elantec, Inc.                 05/94&        11,591 Common
                              07/95         shares                      0         17,850

Retail/Consumer Products
- ------------------------
S-TRON                        05/93         Subordinated
                                            debenture, $220,000
                                            principal amount           (0)            (0)
S-TRON                        05/93         220,000 Common
                                            shares                     (0)            (0)
S-TRON                        05/93         1,826,000 Series 1
                                            & 2 Preferred
                                            shares                     (0)            (0)

                                                                ---------      ---------

   Total significant changes                                     (123,854)      (243,980)

   Other changes, net                                             (10,000)        (1,869)
                                                                ---------      ---------

Total equity investments at June 30, 1996                      $2,399,524      2,559,328
                                                                =========      =========

</TABLE


Marketable Equity Securities
- ----------------------------

At June 30, 1996, and December 31, 1995, marketable equity securities had aggregate costs of $387,958 and $510,580, respectively, and aggregate fair values of $764,191 and $603,264, respectively. The net unrealized gains at June 30, 1996, and December 31, 1995, included gross gains of $399,777 and $237,087, respectively.

Allegiant Physicians Services, Inc.
- -----------------------------------

During the first six months of 1996, the Partnership exercised its option to sell all of its 21,000 common shares to the company for $35,025 resulting in a realized gain of $27,525.

Cyclean, Inc./Cyclean of Los Angeles, LLC
- -----------------------------------------

During the second quarter of 1996, the Partnership received 25,495
Series D Preferred shares as a stock dividend while another 112,500 shares were received pursuant to a prior debt restructure.
Subsequently, the Managing General Partner determined that the fair value of the Partnership's investment has declined and accordingly, the Partnership recorded a $254,079 decrease in fair value at June 30, 1996.

Hemocleanse, Inc.
- -----------------
The Partnership recorded a total increase in fair value of $42,650 for its warrant and stock investment, based on the valuation set at a prior round of financing in which third parties participated.

Hybridon, Inc.
- --------------

In January of 1996, Hybridon, Inc., completed its initial public offering. The Partnership exercised its warrant holdings without cash and received 2,532 shares of common stock, which were subsequently sold for total proceeds of $22,549. The total realized gain from these transactions was $21,299.

MTI Technology Corporation
- --------------------------

During the first quarter of 1996, the Managing General Partner determined that there had been an other than temporary decline in value of the Partnership's investment. As a result, the Partnership realized a loss of $115,104. The Partnership also recorded an increase in fair value of $5,755 to reflect the unrestricted market value at June 30, 1996.

S-TRON
- ------

The company was unsuccessful in its efforts to obtain a major government contract; as a result, company operations ceased during March of 1996.
This investment, which had previously been written off, is no longer held by the Partnership.

Other Equity Investments
- ------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies.

5.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1 through June 30, 1996, consisted of:



Balance at January 1, 1996                               $2,352,031

1996 activity:

  Secured notes receivable issued                           168,002
  Repayments of secured notes receivable                   (295,099)
  Increase in allowance for loan losses                     (97,000)
  Other, net                                                  1,372
                                                          ---------

  Total secured notes receivable, net,
    at June 30, 1996                                     $2,129,306
                                                          =========

The Partnership had accrued interest of $4,306 December 31, 1995. There was no accrued interest at June 30, 1996.

Changes in the allowance for loan losses were as follows:


Balance at January 1, 1996                               $2,183,000

Decrease in provision for loan losses                       (14,307)

Recoveries of previous write-offs:
  Semiconductor equipment                                    59,404
  Medical                                                    51,903
                                                          ---------

    Total recoveries                                        111,307
                                                          ---------

Change in net unrealized fair value of
 secured notes receivable                                    97,000
                                                          ---------

Balance at June 30, 1996                                 $2,280,000
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

Secured notes receivable of $3,909,306 and $4,031,001 were on nonaccrual status due to the uncertainty of certain borrowers' financial conditions at June 30, 1996, and December 31, 1995, respectively. The Managing General Partner continues to monitor the progress of these companies. The fair value at June 30, 1996, reflected the Managing General Partner's estimate of collectibility of these notes.

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

All notes are secured by specific assets of the borrowing company. The interest rate on notes issued during the six months ended June 30, 1996, ranged from 12% to 14%.

6.     Cash and Cash Equivalents
       -------------------------

At June 30, 1996, and December 31, 1995, cash and cash equivalents consisted of:






                                        1996             1995
                                        ----             ----
Demand and brokerage accounts      $   13,743               --
Money market accounts               3,630,047        5,058,537
                                    ---------        ---------
Total                              $3,643,790        5,058,537
                                    =========        =========

7.     Commitments and contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1996, the Partnership had unfunded commitments of $16,200 related to term note financings to an existing borrowing company.

In June 1996, a lawsuit was filed by a third party in the Los Angeles County Superior Court against the Partnership, the Managing General Partner and certain of its officers, and Cyclean, Inc., a portfolio company in the industrial/business automation industry. The third party has asserted claims for interference with contractual relations against the defendants. The plaintiff further alleges that the Partnership agreed to purchase its interest in an entity partially owned by the plaintiff and seeks unspecified damages against the Partnership and its affiliates. The Managing General Partner believes that the Partnership has adequate defenses and intends to pursue this matter vigorously. The Managing General Partner believes the outcome will not have a material adverse effect on the Partnership's financial position at June 30, 1996.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

During the six months ended June 30, 1996, net cash used by operating activities totaled $1,154,335. The Partnership paid management fees of $85,323 to the Managing General Partner, reimbursed related parties for operating expenses of $1,125,971, and paid affiliated partnerships $4,713 for net loan participations. Other operating expenses of $118,847 were paid and interest and other income of $150,474 was received. In addition, the Partnership received a collection expense reimbursement of $30,045 from a portfolio company. Distributions totaling $466,804 were paid to the Limited and General Partners.

During the six months ended June 30, 1996, the Partnership issued $168,002 in secured notes receivable primarily to a portfolio company in the computers and computer equipment industry. Repayments of notes receivable provided cash of $295,099 and proceeds from investment sales totaled $57,574. The Partnership also received $111,307 from investment recoveries. As of June 30, 1996, the Partnership was committed to fund $16,200 related to term notes to an existing borrowing company.

Each June, Limited Partners may tender their Units for repurchase by the Partnership. The price paid for any Units tendered is subject to the restrictions stated in the Partnership Agreement. As of June 30, 1996, requests to repurchase approximately 1,700 Units had been received. The amount to be offered for the Unit repurchases will be determined in the following quarter.

Cash and restricted cash at June 30, 1996 were $3,783,376. Future distributions will be dependent upon loan repayments from borrowing companies and available cash, and are expected to fluctuate. Operating cash reserves combined with proceeds from the sale of investments, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations and the loan requirements of existing borrowing companies through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net loss was $433,605 compared to a net income of $81,163 for the three months ended June 30, 1996 and 1995, respectively. The change was substantially due to decreases of $1,745,171 and $310,000 in the change in net unrealized fair values of equity investments and secured notes receivable, respectively, a $138,976 decrease in net realized gain from sales of equity investments, and a $118,521 decrease in secured notes receivable interest income. These changes were mostly offset by a $1,800,522 decrease in realized losses from investment write-downs.

During the quarter ended June 30, 1996, the $79,369 decrease in equity investment fair value was mostly due to decreases in the industrial/business automation industry, partially offset by increases in the medical and microelectronics industries. In 1995, the increase of $1,665,802 was primarily due to the $1,810,522 write-downs which were mostly related to portfolio companies in the medical and retail/consumer products industries as these investments had been reflected with fair values less than cost. In 1996, the Integrated Network Corporation warrant expired resulting in realized losses of $10,000.

The Partnership recorded a $201,000 decrease in secured notes receivable fair value for the quarter ended June 30, 1996, compared to an increase of $109,000 for the same period in 1995 based upon the levels of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends.

Net realized gain from sales of equity investments totaled $16,049 during the three months ended June 30, 1996, related to the sales of Allegiant Physicians Services, Inc., and Hybridon, Inc. In 1995, the realized gain of $155,025 primarily related to the sale of Datalogix International, Inc., and the non-cash exercise of the Primary Access Corporation warrant.

Secured notes receivable interest income totaled $19,831 and $138,352 for the quarters ended June 30, 1996 and 1995, respectively. The 1995 amount included nonrecurring warrant income of $90,000 from the Integrated Network Corporation warrant redemption. Secured notes receivable interest income would have been $48,352 without such income. The decrease was primarily due to lower interest-bearing notes receivable balances.

Total operating expenses were $201,582 and $145,802 for the three months ended June 30, 1996 and 1995, respectively. The increase was mostly attributable to allocated overhead costs in 1996 as permitted by the Partnership Agreement.

Other investment expenses of $9,581 and $120,654 for the quarters ended June 30, 1996 and 1995, respectively, primarily reflected litigation costs with a third party related to a portfolio company in the retail/consumer products industry.

During the second quarter of 1996, a $30,071 recovery was recorded, related to a portfolio company in the semiconductor equipment industry. In 1995, the $117,013 recovery related to portfolio companies in the computers and computer equipment, and semiconductor equipment industries.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
- ------------------------------------------------------------------------
year
- ----

Net losses were $443,104 and $100,704 for the six months ended June 30, 1996 and 1995, respectively. The increase in net loss was substantially due to a $1,780,799 decrease in the change in net unrealized fair value of equity investments, a $337,388 decrease in secured notes receivable interest income, and a $122,016 decrease in net realized gain from sales of equity investments. These changes were partially offset by a $1,685,418 decrease in realized losses from investment write-downs.

During the six months ended June 30, 1996, the decrease in equity investment fair value of $111,995 mostly related to decreases in portfolio companies in the industrial/business automation and computer software and systems industries, partially offset by increases resulting from write-downs totaling $125,104, substantially related to a company in the computers and computer equipment industry as these investments have been reflected with fair values less than cost. In 1995, the $1,668,804 increase was primarily related to the write-downs totaling $1,810,522 mentioned in above section, as well as an increase for a portfolio company in the telecommunications industry.

Secured notes receivable interest income were $52,873 and $390,261 during the six months ended June 30, 1996 and 1995, respectively. The 1995 income was higher partially due to a cash collection of approximately $166,000 in interest income from a portfolio company in the computer software and systems industry that was previously on nonaccrual status. In addition, the 1995 income included a nonrecurring warrant income of $90,000 as mentioned in the above section. Had the above cash collection and warrant redemption not occurred, secured notes receivable interest income in 1995 would have been approximately $134,000. The decrease was primarily due to lower interest-bearing notes receivable balances.

During the six months ended June 30, 1996, the Partnership realized a gain of $48,824 from sales of Hybridon, Inc., and Allegiant Physicians Services, Inc. In 1995, the realized gain of $170,840 primarily related to the sales of Datalogix International, Inc., and Pinnacle Systems, Inc.

Total operating expenses were $296,078 and $264,721 for the six months ended June 30, 1996 and 1995, respectively. The increase was mostly attributable to allocated overhead costs in 1996 as mentioned in the above section.


II.       OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Note 7 to the financial statements, there is pending litigation to which the Partnership is a party.

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1996.

(b) Financial Data Schedule for the six months ended and as of June 30, 1996 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 9, 1996   By:         /s/Debbie A. Wong
                             ------------------------------------
                                     Debbie A. Wong
                                     Controller