Form 10-K
period 1996-12-31
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 1997-03-31
CIK 764061

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1996

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

Documents incorporated by reference: Portions of the Prospectus dated June 4, 1987, forming a part of Registration Statement No. 33-12566 and of Supplement No. 2 dated February 12, 1988, and filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933 and of the Amended Prospectus dated March 8, 1988, that forms a part of Post-Effective Amendment No. 1 to the Registration Statement are incorporated by reference in Parts I and III, hereof. Portions of the Prospectus of Technology Funding Medical Partners I, L.P., as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30, 1992, are incorporated by reference in Part III hereof.

                                   PART I

Item 1.  BUSINESS
------   --------

Technology Funding Secured Investors II (hereinafter referred to as the "Partnership" or the "Registrant") was formed as a California limited partnership on August 31, 1984, and commenced operations on June 4, 1987, with the sale of Units. The business of the Partnership is to provide loans secured by equipment and other assets to new and developing companies and to acquire equity interests in these companies as described in the "Summary of the Offering" and "Business of the Partnership" sections of the Prospectus originally dated June 4, 1987, and in Supplement No. 2 thereto dated February 12, 1988, (the "Supplement"), that forms a part of the Registrant's Form S-1 Registration Statement No. 33-12566 and in the Amended Prospectus dated March 8, 1988, that forms a part of Post-Effective Amendment No. 1 to the Registration Statement as filed with the Securities and Exchange Commission on March 8, 1988, (such Prospectus, as supplemented and amended on March 8, 1988, is hereinafter referred to as the "Prospectus"), which sections are incorporated herein by reference. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership had been inactive until it commenced selling units of limited partnership interest ("Units") on June 4, 1987. The Partnership's Amended and Restated Limited Partnership Agreement ("Partnership Agreement") provides that the Partnership will continue until December 31, 1996, unless further extended. In September of 1996, the General Partners exercised their right and extended the term of the Partnership to December 31, 1998. If the General Partners so determine, the Partnership term can be further extended for an additional two-year period, or the Partnership may be dissolved earlier.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1996.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
MATTERS
-------

(a) There is no established public trading market for the Units.

(b)  At December 31, 1996, there were 5,214 record holders of
Units.

(c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's
Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------




                                         For the Years Ended and As of December 31,
                              --------------------------------------------------------------
                              1996            1995         1994          1993          1992
                              ----            ----         ----          ----          ----
Total income               $   328,865      1,305,344     1,159,042     967,972     2,560,375
Net operating (loss)
 income                       (560,566)      (470,089)      194,471    (371,466)      462,273
Net realized gain from
 sales of equity
 investments                    48,824      2,438,619        25,813     343,333       799,468
Realized losses from
 investment write-downs       (125,104)    (2,367,660)   (2,460,743) (4,326,176)   (1,289,209)
Recoveries from investments
 previously written off        113,214         28,690            --      27,383            --
Net realized loss             (523,632)      (370,440)   (2,240,459) (4,326,926)      (27,468)
Change in net unrealized
 fair value:
  Equity investments        (1,033,488)     1,604,675    (1,220,545)  2,033,650    (3,404,583)
  Secured notes receivable     (67,000)       346,000      (286,000)    511,000    (1,413,767)
Net (loss) income           (1,624,120)     1,580,235    (3,747,004) (1,782,276)   (4,845,818)
Net realized loss per unit          (3)            (2)          (14)        (27)           --
Total assets                 7,168,026     10,266,004     7,661,352  11,843,982    15,516,042
Distributions declared              --        466,804       300,003     900,008     3,037,768
Distributions declared
 per Unit (1)                       --              3             2           6            19

(1) Calculation is based on weighted average number of Limited Partner Units outstanding during the year.



Refer to financial statement notes entitled "Summary of Significant Accounting Policies" and "Allocation of Profits and
Losses" for a description of the method of calculation for net realized (loss) income per Unit.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

Liquidity and Capital Resources
-------------------------------

In 1996, net cash used by operating activities totaled $1,469,223. The Partnership paid management fees of $165,379 to the Managing General Partner, reimbursed related parties for operating expenses of $1,292,834, and paid affiliated partnerships $2,047 for net loan participations. Other operating expenses of $377,998 were paid, and interest and other income of $323,252 and $4,241, respectively, were received. In addition, the Partnership received collection expense reimbursements of $41,542 from portfolio companies. Distributions declared in 1995 of $466,804 were paid to the Limited and General Partners.

During 1996, the Partnership issued $168,002 in secured notes receivable primarily to a portfolio company in the computers and computer equipment industry. Repayments of secured notes receivable provided cash of $823,522. Proceeds from sales of equity investments and recoveries from investments previously written off totaled $57,574 and $113,214, respectively. The Partnership is a party to litigation, see Note 8 for additional information regarding the future use of Partnership funds and restricted cash as of December 31, 1996.

Cash and cash equivalents at December 31, 1996, were $3,243,908. Operating cash reserves combined with future proceeds from the sales of investments, interest income received from short-term investments, repayments of secured notes receivable, and equity investment sales are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

1996 compared to 1995
---------------------

Net loss in 1996 was $1,624,120 compared to a net income of $1,580,235 in 1995. The change was primarily due to a $2,638,163 decrease in the change in net unrealized fair value of equity investments, a $2,389,795 decrease in net realized gain from sales of equity investments, and a $1,091,165 decrease in secured notes receivable interest income. These changes were mostly offset by a $2,242,556 decrease in realized losses from investment write-downs and a $809,563 decrease in total operating expenses.

During 1996, the decrease in equity investment fair value of $1,033,488 mostly related to portfolio companies in the computer software and systems and industrial/business automation industries. In 1995, the increase in equity investment fair value of $1,604,675 was primarily due to the reversal of unrealized losses, which were realized from investments write-downs for portfolio companies in the medical and retail/consumer products industries.

During 1996, the Partnership realized a gain of $48,824 from sales of Hybridon, Inc., and Allegiant Physicians Services, Inc., stock. In 1995, realized gain totaled $2,438,619, primarily related to sales of Imagine Publishing, Inc., 3Com Corporation, and Datalogix International, Inc.

Secured notes receivable interest income was $138,770 and $1,229,935 for 1996 and 1995, respectively. The higher 1995 balance was primarily due to cash interest payments received from portfolio companies in the computer software and systems, telecommunications, and medical industries which had been on nonaccrual status. At December 31, 1996, the remaining portfolio was on non-accrual status due to uncertainty of the borrowers' financial conditions.

In 1996 and 1995, the Partnership realized losses from investments write-downs of $125,104 and $2,367,660, respectively. The 1996 write-downs related to equity investments in portfolio companies in the computer and computer equipment and telecommunication industries. Write-downs in 1995 primarily related to equity investments in portfolio companies in the medical and retail/consumer products industries.

Total operating expenses were $522,232 and $1,331,795 in 1996 and 1995, respectively. As disclosed in Note 7 to the financial statements, the 1996 operating expenses were reduced by reimbursements of $41,542 for prior period collection expenses. Additionally, as disclosed in Note 3 to the financial statements, the 1995 operating expenses included additional administrative and investor services expenses of $877,965. Had the 1996 reimbursements not been received and the additional expenses in 1995 been recorded in prior years, total operating expenses for 1996 and 1995 would have been $563,774 and $510,515, respectively. The increase was primarily due to higher collection costs as the remaining portfolio requires additional workout efforts to realize maximum value by the Partnership.

The Partnership recorded a secured notes receivable fair value decrease of $67,000 in 1996, compared to an increase of $346,000 in 1995, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective year ends. The 1995 increase was primarily due to the reversal of unrealized losses, which were realized from investment write-downs for a portfolio company in the medical industry.

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

Net realized gain from sales of equity investments totaled $2,438,619 primarily from the sales of Imagine Publishing, Inc., 3Com Corporation, and Datalogix International, Inc. In 1994, the realized gain of $25,813 mostly related to the non-cash exercise of Elantec, Inc., warrants.

Total operating expenses were $1,331,795 and $589,563 in 1995 and 1994, respectively. As discussed in Note 3 to the financial statements, had the additional expenses in 1995 been recorded in prior years and had there been no recovery of prior period costs of approximately $130,000 in 1994, total operating expenses would have been $510,515 and $775,097 for 1995 and 1994, respectively. The decrease was primarily due to lower administrative and investor services, and lending operations and investment management expenses from lower overall portfolio activities.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. Technology Funding Ltd., a California limited partnership ("TFL"), and Technology Funding Inc., a California corporation ("TFI"), and wholly owned subsidiary of TFL, are the General Partners of the Partnership. TFI is the Managing General Partner. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The General Partners" and "Management of the Partnership - Key Personnel" in the Prospectus, which are incorporated herein by reference.
Changes in this information that have occurred since the date of the Prospectus are included in the parallel sections of the Technology Funding Medical Partners I, L.P. Prospectus, as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002, dated October 30, 1992, which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1996, the Partnership incurred $165,379 in management fees. The management fees are designed to compensate the General Partners for its General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1996. General Partner Overhead includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the General Partners in performing their obligations to the Partnership.

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
FORM 8-K
--------

(a) List of Documents filed as part of this Annual Report on Form 10-K

(1) Financial Statements - the following financial statements are filed as a part of this Report:

Independent Auditors' Report
Balance Sheets as of December 31, 1996 and 1995
Statements of Operations for the years ended
December 31, 1996, 1995 and 1994
Statements of Partners' Capital for the years ended
December 31, 1996, 1995 and 1994
Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994
Notes to Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

(3) Exhibits

Registrant's Amended and Restated Limited Partnership
Agreement (incorporated by reference to Exhibit A to Registrant's Prospectus dated March 8, 1988, included in
Registration Statement No. 33-12566 filed pursuant to
Rule 424(b) of the General Rules and Regulations under the Securities Act of 1933).

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1996.

(c) Financial Data Schedule for the year ended and as of December 31, 1996 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------


The Partners
Technology Funding Secured Investors II:


We have audited the accompanying balance sheets of Technology Funding Secured Investors II (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain loans and securities owned, by correspondence with the individual borrowing and investee companies, and a physical examination of securities held by a safeguarding agent as of December 31, 1996 and 1995. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Secured Investors II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



San Francisco, California                       /S/KPMG Peat Marwick LLP
March 27, 1997

BALANCE SHEETS
--------------

                                                  December 31,
                                       -------------------------------
                                            1996               1995
                                            ----               ----
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $3,880,883 and
   $4,535,031 in 1996 and 1995,
  respectively)                       $ 1,630,883          2,352,031
 Equity investments (cost basis
  of $2,399,524 and $2,533,378 in
  1996 and 1995, respectively)          1,637,835          2,805,177
                                        ---------         ----------

     Total investments                  3,268,718          5,157,208

Cash and cash equivalents               3,243,908          5,058,537

Restricted cash                           642,694             50,000

Other assets                               12,706                259
                                        ---------         ----------

     Total                            $ 7,168,026         10,266,004
                                        =========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   309,815            340,131

Due to related parties                     42,869            872,822

Due to affiliated partnerships                 --              2,047

Distributions payable                          --            466,804

Other liabilities                          14,594             47,116
                                        ---------         ----------

     Total liabilities                    367,278          1,728,920

Commitments, contingencies,
 and subsequent events
 (Notes 3, 6, 8 and 10)

Partners' capital:
  Limited Partners
  (Units outstanding of 155,671
   and 157,829 in 1996 and 1995,
   respectively)                        9,961,677         10,592,289
  General Partners                       (149,240)          (144,004)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable            (2,250,000)        (2,183,000)
   Equity investments                    (761,689)           271,799
                                        ---------         ----------

     Total partners' capital            6,800,748          8,537,084
                                        ---------         ----------

     Total                            $ 7,168,026         10,266,004
                                        =========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------


                                      For the Years Ended December 31,
                                   -------------------------------------
                                        1996        1995         1994
                                        ----        ----         ----

Income:
 Secured notes receivable
  interest                        $   138,770    1,229,935     1,085,580
 Short-term investment interest       185,854       65,280        51,143
 Other income                           4,241       10,129        22,319
                                    ---------    ---------     ---------
  Total income                        328,865    1,305,344     1,159,042
                                    ---------    ---------     ---------

Costs and expenses:
 Management fees                      165,379      148,338       205,152
 Other investment expenses            201,820      295,300       169,856
 Operating expenses:
  Lending operations and
   investment management              138,446      145,015       167,539
  Administrative and investor
   services                           252,509    1,068,625       279,120
  Computer services                    83,418       70,057        83,269
  Professional fees                    47,859       48,098        59,635
                                    ---------    ---------     ---------

    Total operating expenses          522,232    1,331,795       589,563
                                    ---------    ---------     ---------

  Total costs and expenses            889,431    1,775,433       964,571
                                    ---------    ---------     ---------

Net operating (loss) income          (560,566)    (470,089)      194,471

 Net realized gain from sales of
  equity investments                   48,824    2,438,619        25,813
 Realized losses from
  investment write-downs             (125,104)  (2,367,660)   (2,460,743)
 Recoveries from investments
  previously written off              113,214       28,690            --
                                    ---------    ---------     ---------
Net realized loss                    (523,632)    (370,440)   (2,240,459)

Change in net unrealized
 fair value:
  Equity investments               (1,033,488)   1,604,675    (1,220,545)
  Secured notes receivable            (67,000)     346,000      (286,000)
                                    ---------    ---------     ---------

Net (loss) income                 $(1,624,120)   1,580,235    (3,747,004)
                                    =========    =========     =========

Net realized loss
 per Unit                         $        (3)          (2)          (14)
                                    =========    =========     =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1996, 1995 and 1994:

                                                      Net Unrealized Fair Value
                                                    Increase (Decrease) From Cost
                                                    -----------------------------
                                 Limited   General      Equity    Secured Notes
                                 Partners  Partners   Investments   Receivable    Total
                                 --------  --------   -----------   ----------    -----

Partners' capital,
 December 31, 1993            $ 13,987,654  (82,919)    (112,331)  (2,243,000) 11,549,404

Distributions                     (297,003)  (3,000)          --           --    (300,003)

Repurchase of limited
 partnership interests             (23,425)      --           --           --     (23,425)

Net realized loss               (2,218,054) (22,405)          --           --  (2,240,459)

Change in net unrealized fair
 value:
  Equity investments                    --       --   (1,220,545)          --  (1,220,545)
  Secured notes receivable              --       --           --     (286,000)   (286,000)
                                ----------  -------    ---------    ---------  ----------

Partners' capital,
 December 31, 1994              11,449,172 (108,324)  (1,332,876)  (2,529,000)  7,478,972

Distributions                     (434,828) (31,976)          --           --    (466,804)

Repurchase of limited
 partnership interests             (55,319)      --           --           --     (55,319)

Net realized loss                 (366,736)  (3,704)          --           --    (370,440)

Change in net unrealized fair
 value:
  Equity investments                    --       --    1,604,675           --   1,604,675
  Secured notes receivable              --       --           --      346,000     346,000
                                ----------  -------    ---------    ---------  ----------

Partners' capital,
 December 31, 1995              10,592,289 (144,004)     271,799   (2,183,000)  8,537,084

Repurchase of limited
 partnership interests            (112,216)      --           --           --    (112,216)

Net realized loss                 (518,396)  (5,236)          --           --    (523,632)

Change in net unrealized fair
 value:
  Equity investments                    --       --   (1,033,488)          --  (1,033,488)
  Secured notes receivable              --       --           --      (67,000)    (67,000)
                                ----------  -------    ---------    ---------  ----------

Partners' capital,
 December 31, 1996            $ 9,961,677 (149,240)    (761,689)  (2,250,000)  6,800,748
                                ==========  =======    =========    =========  ==========


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                   For the Years Ended December 31,
                                  -------------------------------------
                                       1996       1995         1994
                                       ----       ----         ----
Cash flows from operating
  activities:
 Interest received                $   323,252    1,266,488       761,636
 Other income received                  4,241       10,129        22,319
 Cash paid to vendors                (377,998)    (385,420)     (529,883)
 Cash paid to related parties      (1,458,213)    (498,323)     (727,638)
 Cash (paid to) received from
  affiliated partnerships              (2,047)       1,801       (35,121)
 Reimbursement for collection
  expenses received from
  portfolio companies                  41,542           --       187,441
                                    ---------    ---------     ---------
  Net cash (used) provided
   by operating activities         (1,469,223)     394,675      (321,246)
                                    ---------    ---------     ---------

Cash flows from investing
  activities:
 Secured notes receivable issued     (168,002)    (770,665)   (2,760,238)
 Repayments of secured notes
  receivable                          823,522    1,128,063     2,261,515
 Purchase of equity investments            --       (3,278)     (251,013)
 Proceeds from sales of
  equity investments                   57,574    3,379,417           510
 Recoveries from investments
  previously written off              113,214       28,690            --
 Deposits to restricted cash         (592,694)     (50,000)           --
                                    ---------    ---------     ---------
  Net cash provided (used) by
   investing activities               233,614    3,712,227      (749,226)
                                    ---------    ---------     ---------

Cash flows from financing
  activities:
 Distributions to Limited and
  General Partners                   (466,804)          --      (300,003)
 Repurchase of Limited Partnership
  interests                          (112,216)     (55,319)      (23,425)
                                    ---------    ---------     ---------
  Net cash used by financing
   activities                        (579,020)     (55,319)     (323,428)
                                    ---------    ---------     ---------

Net (decrease) increase in cash
 and cash equivalents              (1,814,629)   4,051,583    (1,393,900)

Cash and cash equivalents at
 beginning of year                  5,058,537    1,006,954     2,400,854
                                    ---------    ---------     ---------

Cash and cash equivalents at
 end of year                      $ 3,243,908    5,058,537     1,006,954
                                    =========    =========     =========

See accompanying notes to financial statements.

-----------------------------------

                                      For the Years Ended December 31,
                                   ------------------------------------
                                     1996            1995        1994
                                     ----            ----        ----
Reconciliation of net (loss)
 income to net cash (used)
 provided by operating activities:

Net (loss) income                 $(1,624,120)   1,580,235   (3,747,004)

Adjustments to reconcile net
 (loss) income to net cash (used)
 provided by operating activities:
  Net realized gain from sales of
   equity investments                 (48,824)  (2,438,619)     (25,813)
  Realized losses from investment
   write-downs                        125,104    2,367,660    2,460,743
  Recoveries from investments
   previously written off            (113,214)     (28,690)          --
  Amortization of discount
   related to warrants                 (5,678)      (7,962)        (608)
  Change in net unrealized
   fair value:
    Equity investments              1,033,488   (1,604,675)   1,220,545
    Secured notes receivable           67,000     (346,000)     286,000

Changes in:
  Accrued interest on secured and
   convertible notes receivable         4,306      (30,765)    (374,479)
  Accounts payable and accrued
   expenses                           (30,316)     (28,409)     (71,382)
  Due to/from related parties        (829,953)     873,487      (12,155)
  Due from/to affiliated
   partnerships                        (2,047)       1,801      (35,121)
  Other liabilities                   (32,522)      (3,662)       5,795
  Other assets                        (12,447)      60,274      (27,767)
                                    ---------    ---------    ---------

Net cash (used) provided
 by operating activities:         $(1,469,223)     394,675     (321,246)
                                    =========    =========    =========

Non-cash investing activities:

Additions to equity investments   $        --      142,432      100,556
                                    =========    =========    =========

Conversion of secured notes
 receivable and interest
 to equity investments            $        --    1,752,641    1,229,406
                                    =========    =========    =========

Non-cash exercise of
 warrants                         $     8,497       83,619       25,813
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

On September 17, 1987, the minimum number of units of limited partnership interest ("Units") required to form the Partnership (4,800) were sold. On March 31, 1989, the offering terminated after 160,000 Units had been sold, generating $40,000,000 in cash from Limited Partners and $40,041 from the General Partners. The Partnership Agreement provides that the Partnership will continue until December 31, 1996, unless further extended. In September of 1996, the General Partners exercised their right and extended the term of the partnership to December 31, 1998. If the General Partners so determine, the Partnership term can be further extended for an additional two-year period, or the Partnership may be dissolved earlier.

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

The financial statements include marketable and non-marketable investments of $3,268,718 and $5,157,208 (48% and 60% of partners' capital) as of December 31, 1996 and 1995, respectively. For the non-marketable investments, the Managing General Partner has estimated the fair value of such investments in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material. In addition, for certain publicly traded investments that may not be marketable due to selling restrictions, the Managing General Partner has applied an illiquidity discount of up to 33% in determining fair value as discussed below.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts, money market instruments, and commercial paper and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The Partnership's total tax basis in investments was higher than the reported total cost basis of $6,280,407 by $1,490,360 as of December 31, 1996.

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the weighted average number of Units outstanding for 1996, 1995, and 1994 of 157,128, 158,614 and 159,312, respectively, into total net realized income (loss) allocated to the Limited Partners. The General Partners contributed an amount equal to 0.1% of total Limited Partner Capital Contribution and did not receive Partnership Units.

Investments:
-----------

In accordance with generally accepted accounting principles, the Partnership's method of accounting for investments is the fair value basis used for investment companies. The fair value of Partnership investments is their initial cost basis with changes as noted below:

     Secured Notes Receivable, Net
     -----------------------------

The secured notes receivable portfolio includes accrued interest less the discount related to warrants and the allowance for loan losses. The portfolio approximates fair value through inclusion of an allowance for loan losses. Allowance for loan losses is reviewed quarterly by the Managing General Partner and is adjusted to a level deemed adequate to cover possible losses inherent in notes receivable and unfunded commitments. Notes receivable are placed on nonaccrual status when, in the opinion of the Managing General Partner, the future collectibility of interest or principal is in doubt.

In conjunction with certain secured notes, upon note issuance or restructure, the Partnership receives warrants (to purchase certain types of capital stock) or capital stock of the borrowing company. The cost basis of the warrants and the resulting discount has been estimated by the Managing General Partner to be 1% of the principal balance of the original notes made to the borrowing company. The cost basis of capital stock and the discount are generally based on the valuation set at the latest round of financing. The discount is amortized to interest income on a straight-line basis over the term of the loan. These warrants and capital stock are included in the equity investment portfolio.

     Equity Investments
     ------------------

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions. For publicly-traded equity investments with selling restrictions, an illiquidity discount of up to 33% is applied when determining fair value; the actual discount percentage is based on the type and length of restrictions. Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is generally specific identification.

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


Non-cash Exercise of Warrants
-----------------------------

Periodically, the Partnership may acquire stock through the non-cash exercise of warrants. Upon the non-cash exercise of warrants, the Partnership recorded net realized gains of $8,497, $83,619, and $25,813, during 1996, 1995, and 1994, respectively, as a result of the underlying stock prices at the date of exercise. These amounts are included in net realized gain from sales of equity investments in the Statements of Operations.

Distributions
-------------

Distributions made to the Limited Partners are made among such partners in the proportion their respective capital accounts bear to the total of all capital accounts of the group. After a reasonable amount of time, unnegotiated distribution checks, if any, are recorded as other liabilities on the Balance Sheets.

Reclassification
----------------

Certain prior year balances have been reclassified to conform with the 1996 financial statement presentation.

2.     Change in Net Unrealized Fair Value of Equity Investments
       ---------------------------------------------------------

In accordance with the Partnership's accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:

                                     For the Years Ended December 31,
                                     ---------------------------------
                                     1996            1995         1994
                                     ----            ----         ----
Increase (decrease) in fair
 value from cost of marketable
 equity securities                $   327,887        92,684       (62,285)

(Decrease) increase in fair value
 from cost of non-marketable
 equity securities                 (1,089,576)      179,115    (1,270,591)
                                    ---------     ---------     ---------

  Net unrealized fair value
  (decrease) increase from cost
   at end of year                    (761,689)      271,799    (1,332,876)

  Net unrealized fair value
   increase (decrease) from cost
   at beginning of year               271,799    (1,332,876)     (112,331)
                                    ---------     ---------     ---------

Change in net unrealized
 fair value of equity
 investments                      $(1,033,488)    1,604,675    (1,220,545)
                                    =========     =========     =========

3.     Related Party Transactions
       --------------------------

Included in costs and expenses are related party costs as follows:

                                     For the Years Ended December 31,
                                    ----------------------------------
                                     1996          1995           1994
                                     ----          ----           ----

Management fees                 $  165,379       148,338        205,152
Reimbursable operating expenses:
 Lending operations and
  investment management            159,570       117,938        204,574
 Administrative and investor
  services                         219,893     1,035,477        222,488
 Computer services                  83,418        70,057         83,269

Management fees, payable quarterly, are equal to one half of one percent of the Partnership's assets under management. Management fees compensate the General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation, management, and progress of Partnership loans to borrowing companies and its portfolio of warrants and capital stock of borrowing companies, as well as for general administration of the Partnership. Management fees are only paid to the extent that the aggregate amount of all proceeds received by the Partnership (including warrants exercised without cash) from the sale or other disposition of borrowing company equities, plus the aggregate fair market value of any equity securities distributed to the partners, exceeds the total management fee payable.

The Partnership reimburses the Managing General Partner and affiliates for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services and computer services. During late 1995, operating cost allocations to the Partnership were reevaluated. The Managing General Partner determined that it had not fully recovered allocable overhead as permitted by the Partnership Agreement. As a result, the Partnership was charged additional administrative and investor services costs of $877,965, which were not previously recognized by the Partnership. This charge consisted of $56,685, $57,167, and $764,113 related to 1995, 1994, and prior years, respectively. If this charge had been recorded in prior years, total operating expenses would have been $510,515 and $646,730 for 1995 and 1994, respectively. At December 31, 1996 and 1995, expenses due to related parties totaled $42,869 and $872,822, respectively.

Under the terms of a computer support agreement, the Partnership recognized charges from Technology Administrative Management, a division of TFL, for its share of computer support costs. These amounts are included in computer services expense.

Within the normal course of business, the Partnership participates in secured notes receivable issued to non-affiliated borrowing companies by affiliated partnerships which are also managed by the Managing General Partner. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At December 31, 1996, no amounts were due to or from affiliated partnerships. At December 31, 1995, $2,047 was due to affiliated partnerships. This amount was paid to such affiliated partnerships by the Partnership immediately following the year end.

In order to increase the future investment returns to the Partnership, a portfolio company of the Partnership and affiliated partnerships have entered into a joint venture with the General Partners to perform investment recovery efforts. The General Partners have agreed to waive any "post conversion" profit interest in the Partnership attributable to any such recoveries for a share of the joint venture net profits. The post conversion profit is pursuant to, and as defined in, the profit and loss provisions of the Partnership's Partnership Agreement. The joint venture documents are subject to review by legal counsel for the Partnership to ensure conformity with the terms of the Partnership Agreement.

In 1995 and 1994, TFL had a sublease rental agreement with a Partnership portfolio company in the computers and computer equipment industry. The terms of this agreement were similar to those which would apply to an unrelated party. This agreement was terminated in the fourth quarter of 1995.

4.     Distributions
       -------------

During 1996, distributions of $466,804 ($3 per Unit) declared in 1995 were paid to the Limited and General Partners. As the Partnership has been in its liquidation stage since 1993, future distributions are expected to fluctuate as distributions will be dependent upon loan repayments from borrowing companies and available cash.

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

6.     Equity Investments
       ------------------

At December 31, 1996 and 1995, equity investments consisted of:



                                                     December 31, 1996      December 31, 1995
                                                    ------------------      -----------------
                    Investment                      Cost        Fair        Cost       Fair
Industry/Company       Date      Position           Basis       Value       Basis      Value
----------------    ----------   --------           -----       -----       -----      -----
WARRANTS
--------

Biotechnology
-------------
Biocircuits          01/91       2,500 Common
 Corporation                     shares at $8.00;
                                 expired 01/96   $       --          --           0         300
Hybridon, Inc.       03/91       3,572 Common
                                 shares at $3.50;
                                 exercised 01/96         --          --       1,250      16,074

Computer Software and Systems
-----------------------------
Wasatch Education    06/95       959,546 Common
 Systems                         shares at $0.50;
 Corporation                     expiring 06/00       5,000           0       5,000     179,915

Industrial/Business Automation
------------------------------
Cyclean, Inc.        08/88       43,194 Common
                                 shares at $2.74;
                                 expiring 04/01           0           0           0           0
Cyclean, Inc.        03/91       44,589 Common
                                 shares at $3.10;
                                 expiring 04/01           0           0           0           0
Cyclean, Inc.        07/92       20,968 Common
                                 shares at $3.10;
                                 expiring 07/97           0           0           0           0
Cyclean, Inc.        07/92       53,130 Common
                                 shares at $3.10;
                                 expiring 07/02           0           0           0           0
Cyclean, Inc.        09/94       8,064 Common
                                 shares at $3.10;
                                 expiring 03/99           0           0           0           0
Cyclean, Inc.        09/94       9,464 Common
                                 shares at $4.00;
                                 expiring 03/99           0           0           0           0
Cyclean, Inc.        01/95       9,750 Common
                                 shares at $4.00;
                                 expiring 01/00           0           0           0           0
ElectroScan,         12/91       22,177 Common
 Corporation                     shares at $3.10;
                                 expired 12/96           --          --           0           0
Medical
-------
Hemocleanse, Inc.    01/92       12,474 Common
                                 shares at $.50;
                                 expiring 01/97           0      31,185           0           0
Loredan              05/92       62,500 Common
 BioMedical,                     shares at $.60;
 Inc.                            expiring 05/97          --          --           0           0
Loredan              12/92       166,667 Common
 BioMedical,                     shares at $.30;
 Inc.                            expiring 12/97          --          --           0           0

Semiconductor Equipment
-----------------------
Quantrad Sensor,     10/94       56,875 Common
 Inc.                            shares at $1.60;
                                 expiring 01/98           0           0           0           0
Quantrad Sensor,     10/94       30,062 Common
 Inc.                            shares at $1.60;
                                 expiring 12/98           0           0           0           0

Telecommunications
------------------
Integrated Network   06/91       5,882 Common
 Corporation                     shares at $17.00;
                                 expired 06/96           --          --      10,000           0
                                                    -------     -------     -------     -------

     Total warrants                                   5,000      31,185      16,250     196,289
                                                    -------     -------     -------     -------
STOCKS:
Computers and Computer Equipment
--------------------------------

Censtor Corporation  05/95       4,538 Common
                                 shares               2,395       2,395       2,395       2,395
MARCorp              12/89       309,827 Series A
                                 Preferred shares         0           0           0           0
MARCorp              05/92       Convertible
                                 subordinated
                                 debenture,
                                 $1,936,104
                                 principal amount         0           0           0           0
MARCorp              02/93       96,866 Series A
                                 Preferred shares         0           0           0           0
MTI Technology       04/94       20,928 Common
 Corporation                     shares              73,248      65,149     188,352      43,949

Computer Software and Systems
-----------------------------
Wasatch Education    06/95       1,741,550
 Systems                         Series C
 Corporation                     Preferred
                                 shares           1,741,550     870,775   1,741,550   1,741,550

Industrial/Business Automation
------------------------------
ARIX Computer        04/92       34,286 Common
 Corporation                     shares                   0           0           0           0
Cyclean, Inc.        09/94       36,042 Series D
                                 Preferred shares    38,908           0     100,556     100,556
Cyclean, Inc.        01/95       51,051 Series D
                                 Preferred shares    55,111           0     142,432     142,432
Cyclean, Inc.        04/96       137,995 Series D
                                 Preferred shares   148,969           0          --          --
Cyclean of           03/95       Class A LLC Unit
 Los Angeles, LLC                - 45% ownership     11,091           0      11,091      11,091

Medical
-------
Allegiant Physicians 08/94       13,500 Common
 Services, Inc.                  shares                  --          --       4,821      22,500
Allegiant Physicians 11/95       7,500 Common
 Services, Inc.                  shares                  --          --       2,679      12,500
Hemocleanse, Inc.    03/95       5,512 Common
                                 shares               5,071      16,536       5,071       5,071
Resonex Holding      02/94       11,402 Common
 Corporation                     shares                   0           0           0           0

Microelectronics
----------------
Celeritek, Inc.      05/94       47,219 Common
                                 shares             253,429     482,814     253,429     365,825
Elantec, Inc.        05/94       8,181 Common
                                 shares              33,636      38,475      33,636      61,241
Elantec, Inc.        07/95       3,409 Common
                                 shares              19,270      16,033      19,270      25,517

Retail/Consumer Products
------------------------
S-TRON               05/93       Subordinated
                                 debenture,
                                 $220,000 principal
                                 amount                  --          --           0           0
S-TRON               05/93       220,000 Common
                                 shares                  --          --           0           0
S-TRON               05/93       506,000 Series 1
                                 Preferred shares        --          --           0           0
S-TRON               05/93       1,320,000
                                 Series 2
                                 Preferred shares        --          --           0           0

Telecommunications
------------------
All Post, Inc.       10/94       4,394 Common
                                 shares               3,471       1,099       3,471       3,471
3Com Corporation     06/95       1,490 Common
                                 shares               8,375     113,374       8,375      70,790
                                                  ---------   ---------   ---------   ---------

Total stocks                                      2,394,524   1,606,650   2,517,128   2,608,888
                                                  ---------   ---------   ---------   ---------

Total equity investments                         $2,399,524   1,637,835   2,533,378   2,805,177
                                                  =========   =========   =========   =========

--  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.





Marketable Equity Securities
----------------------------

At December 31, 1996 and 1995, marketable equity securities had aggregate costs of $387,958 and $510,580, respectively, and aggregate fair values of $715,845 and $603,264, respectively. The net unrealized gains at December 31, 1996 and 1995, included gross gains of $339,223 and $237,087, respectively.

Allegiant Physicians Services, Inc.
-----------------------------------

During 1996, the Partnership exercised its option to sell all of its 21,000 common shares to the company for $35,025 resulting in a realized gain of $27,525.

Cyclean, Inc./Cyclean of Los Angeles, LLC
-----------------------------------------

During the second quarter of 1996, the Partnership received 25,495 Series D Preferred shares as a stock dividend while another 112,500 shares were received pursuant to a prior debt restructure. Subsequently, the Managing General Partner determined that the fair value of the Partnership's investment had declined and accordingly, the Partnership recorded a $254,079 decrease in fair value at December 31, 1996.

Hemocleanse, Inc.
-----------------

During 1996, the Partnership recorded a total increase in fair value of $42,650 for its warrant and stock investment, based on the valuation set at the latest round of financing in which third parties participated.

Hybridon, Inc.
--------------

In January of 1996, Hybridon, Inc., completed its initial public offering. The Partnership exercised its warrant holdings without cash and received 2,532 shares of common stock, which were subsequently sold for total proceeds of $22,549. The total realized gain from these transactions was $21,299.

MTI Technology Corporation
--------------------------

During the first quarter of 1996, the Managing General Partner determined that there had been an other than temporary decline in value of the Partnership's investment. As a result, the Partnership realized a loss of $115,104. The Partnership recorded an increase in fair value of $21,200 to reflect the market price of the unrestricted shares at December 31, 1996.

S-TRON
------

The company was unsuccessful in its efforts to obtain a major government contract; as a result, the company ceased operations during March of 1996. This investment, which had previously been written off, is no longer held by the Partnership.

Wasatch Education Systems Corporation
-------------------------------------

In early 1997, the company entered into a buyout agreement to sell certain assets and liabilities and to grant an exclusive license for a segment of the company's market to management. The company retains the use of the technology for other markets along with certain liabilities and will receive approximately $1.5 million in cash and a royalty stream based on future revenues generated by the new company formed by the former management team. Minimum royalty payments of $500,000 per year for four years must be received in order for the new company to retain exclusivity. Based on terms of the agreement and the near term need to develop a new management team, the Managing General Partner determined that there has been a fair value decline in the Partnership's investment and accordingly, the Partnership recorded a decrease of $1,050,690 at December 31, 1996.

Other Equity Investments
------------------------

Other changes reflected above generally relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Celeritek, Inc., Elantec, Inc., and 3Com Corporation are publicly traded companies.


7.     Secured Notes Receivable, Net
       -----------------------------

At December 31, 1996 and 1995, secured notes receivable consisted of:

                                                   1996       1995
                                                   ----       ----
Secured notes receivable                      $ 4,142,170   4,797,690
Accrued interest                                       --       4,306
Unamortized discount                             (261,287)   (266,965)
                                                ---------   ---------
  Total secured notes receivable,
    net (cost basis)                            3,880,883   4,535,031

Allowance for loan losses                      (2,250,000) (2,183,000)
                                                ---------   ---------

  Total secured notes receivable,
    net (fair value)                          $ 1,630,883   2,352,031
                                                =========   =========

The 1996 notes are substantially from two portfolio companies
(representing 75% and 25% of the notes receivable fair value at December 31, 1996) in the computers and computer equipment and industrial/business automation industries. The notes are secured by specific assets of the borrowing companies. Interest rates at December 31, 1996, ranged from 8% to 15%.

Changes in the allowance for loan losses were as follows:

                                                   1996         1995
                                                   ----         ----
Balance, beginning of year                     $ 2,183,000   2,529,000
                                                 ---------   ---------

(Decrease) increase in provision for loan          (46,214)    162,272
 losses
Secured notes receivable write-downs:
 Medical                                                --    (536,962)
                                                 ---------   ---------
  Total write-downs                                     --    (536,962)
                                                 ---------   ---------
Recoveries of previous write-offs:
 Semiconductor equipment                            61,310      28,690
 Medical                                            51,904          --
                                                 ---------   ---------
  Total recoveries                                 113,214      28,690
                                                 ---------   ---------

Change in net unrealized fair value
 of secured notes receivable                        67,000    (346,000)
                                                 ---------   ---------

Balance, end of year                           $ 2,250,000   2,183,000
                                                 =========   =========

The provision for loan losses is generally comprised of realized loan losses, net of recognized recoveries, and a change in net unrealized fair value based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective year ends.

The allowance for loan losses is adjusted based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole and is considered adequate at the respective year ends.

Secured notes receivable of $3,880,883 and $4,031,001 at December 31, 1996 and 1995, respectively were on nonaccrual status due to the uncertainty of certain borrowers' financial conditions. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value. The fair value at December 31, 1996, is based on the Managing General Partner's estimate of collectibility of these notes.

During 1996, in addition to the above note recoveries, the Partnership received reimbursements of $41,542 from portfolio companies primarily for legal, consulting, and other costs incurred in prior periods in the defense of the Partnership's secured note rights through bankruptcy court. The reimbursements were recorded as a reduction to lending operations and investment management expense.

The scheduled principal repayments remaining are:


      Year Ending                        Principal
      December 31,                       Repayments
      -----------                        ----------
          1997                           $  803,426
          1998                                   --
          1999                              348,292
          2000                            2,990,452
                                          ---------
                                         $4,142,170
                                          =========

Secured notes receivable which are due on demand are included as principal repayments in 1997. In addition, the Managing General Partner may at times need to restructure notes by either extending maturity dates or converting notes to equity investments to increase the ultimate collectibility of the Partnership's investments.

8.     Litigation and Other Investment Expenses
       ----------------------------------------

Other investment expenses in 1996 of $201,820 reflect the cost of the following legal actions.

In 1992, the Partnership and a portfolio company in the retail/consumer products industry filed a lawsuit against Quebecor in the Superior Court of Guilford County, North Carolina, claiming that the Partnership had the right to take possession of collateral upon foreclosure on the portfolio company, the price paid was fair and did not interfere with Quebecor's legal rights. Quebecor filed a counter suit claiming otherwise and is seeking relief for $2.6 million, including accrued interest, legal costs and punitive damages. In March of 1997, the Partnership and the portfolio company obtained a favorable judgment in its appeal of a prior trial court ruling that declared the assets of the portfolio company, for a sum not certain, are available to satisfy certain claims of Quebecor. Unless Quebecor is granted the right to appeal this decision to the North Carolina Supreme Court within 30 days, there are no damages to the Partnership. The Managing General Partner believes the Partnership has adequate defenses and no amounts have been provided in the accompanying financial statements for any possible negative outcome for this matter.

In March of 1996, the Partnership filed a lawsuit in the United States District Court, Northern District of California, against Cyclean, Inc. ("Cyclean"), Ecopave, L.P. ("Ecopave"), Ecopave Corp. and Stephen M. Vance ("Vance").

Ecopave was formed by Cyclean, Ecopave Corp. and Vance. Cyclean, without the consent of the Partnership, transferred certain equipment worth approximately $488,000 to Ecopave that is subject to the Partnership's security interest. Cyclean further gave Ecopave a license to use its patented technology. The equipment and intellectual property were security interest on a secured loan extended by the Partnership to Cyclean. The Partnership thus commenced this legal action for patent infringement, seeking to collect approximately $3.5 million of indebtedness owed to the Partnership and affiliated partnerships by Cyclean and the recovery of the equipment from Ecopave. In January of 1997, a counter claim was filed by Ecopave Corp. and Vance against the Partnership which seeks declaration that certain patent rights held by the Partnership as security for the Cyclean debt are invalid as well as asserts a fraud claim. In addition, the counter suit seeks compensatory damages of approximately $5 million and unspecified punitive damages.

As a result of a settlement conference, the above lawsuits have tentatively been resolved for an effective date of April 1, 1997. The Partnership has agreed to indirectly purchase Ecopave Corp. and Vance's ownership interest in Ecopave for $5.5 million; the affiliated partnerships will participate in this purchase. It is anticipated that the settlement of this claim will not result in any material negative impact to the Partnership at December 31, 1996, or the date of settlement as the Managing General Partner believes that the fair value of this additional investment is equal to or greater than the purchase price and improves the Partnership's position to recover its secured notes receivable. The Managing General Partner believes a settlement is the most cost effective resolution of this dispute for the Partnership.

In the event that the aforementioned settlement is not consummated, the above lawsuits will continue to trial. Estimates of possible loss, if any, for the ongoing lawsuits cannot be determined at this time. No amounts have been provided in the accompanying financial statements for any possible negative outcome of this matter. The Managing General Partner believes the Partnership has adequate defenses and intends to pursue this matter vigorously.

At December 31, 1996 and 1995, restricted cash of $642,694 and $50,000, respectively, represented amounts held in escrow accounts pending the outcome of these cases.

9.     Cash and Cash Equivalents
       -------------------------

At December 31, 1996 and 1995, cash and cash equivalents consisted of:

                                                   1996         1995
                                                   ----         ----
Demand accounts                                 $    7,987           --
Money-market accounts                            3,235,921    5,058,537
                                                 ---------    ---------
     Total                                      $3,243,908    5,058,537
                                                 =========    =========

10.     Repurchase of Limited Partnership Interests
        -------------------------------------------

Each June, Limited Partners may tender their Units for repurchase by the Partnership. The price paid for any units tendered is based on the June 30 estimates of fair value for the Partnership. Units repurchased and the amounts paid were: 2,158 Units for $112,216; 1,177 Units for $55,319; and 384 Units for $23,425 in 1996, 1995, and 1994,
respectively.

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

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 27, 1997    By:       /s/Debbie A. Wong
                              --------------------------------------
                                   Debbie A. Wong
                                   Vice President
                                   and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature              Capacity                   Date
       ---------              --------                   ----

   /s/Charles R. Kokesh       President, Chief       March 27, 1997
------------------------      Executive Officer,
Charles R. Kokesh             Chief Financial
                              Officer and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Gregory T. George       Group Vice President   March 27, 1997
--------------------------    of Technology Funding
Gregory T. George             Inc. and a General
                              Partner of Technology
                              Funding Ltd.


The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.