Form 10-Q
period 1997-03-31
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 1997-05-09
CIK 764061

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                         March 31,      December 31,
                                            1997            1996
                                         --------       ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $3,909,107 and
  $3,880,883 at 1997 and 1996,
  respectively)                        $ 1,659,107         1,630,883
 Equity investments (cost basis
  of $2,404,722 and $2,399,524 at
  1997 and 1996, respectively)           1,628,645         1,637,835
                                        ----------        ----------

     Total investments                   3,287,752         3,268,718

Cash and cash equivalents                3,073,163         3,243,908

Restricted cash                            644,269           642,694

Other assets                                10,752            12,706
                                        ----------        ----------

     Total                             $ 7,015,936         7,168,026
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $   438,396           309,815

Due to related parties                      13,267            42,869

Other liabilities                           12,779            14,594
                                        ----------        ----------

     Total liabilities                     464,442           367,278

Commitments, contingencies and
 subsequent events
 (Notes 2, 6 and 8)

Partners' capital:
 Limited Partners
  (Units outstanding of
  155,671 for both 1997 and 1996)        9,729,160         9,961,677
 General Partners                         (151,589)         (149,240)
 Net unrealized fair value decrease
   from cost:
   Secured notes receivable             (2,250,000)       (2,250,000)
   Equity investments                     (776,077)         (761,689)
                                        ----------        ----------

     Total partners' capital             6,551,494         6,800,748
                                        ----------        ----------

     Total                             $ 7,015,936         7,168,026
                                        ==========        ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                             1997        1996
                                             ----        ----
Income:
 Secured notes receivable interest         $  22,462      29,012
 Short-term investment interest               37,657      54,359
 Other income                                  5,172       4,030
                                             -------     -------
   Total income                               65,291      87,401
                                             -------     -------

Costs and expenses:
 Management fees                              34,004      42,685
 Other investment expenses                   148,831      30,000
 Operating expenses:
  Lending operations and investment
   management                                 43,920      19,422
  Administrative and investor
   services                                   54,696      53,565
  Computer services                           16,043      12,545
  Professional fees                            7,861       8,964
                                             -------     -------

     Total operating expenses                122,520      94,496
                                             -------     -------

  Total costs and expenses                   305,355     167,181
                                             -------     -------

Net operating loss                          (240,064)    (79,780)

 Net realized gain from sales of
  equity investments                           5,198      32,775
 Realized losses from
  investment write-downs                          --    (115,104)
 Recoveries from investments
  previously written off                          --      81,236
                                             -------     -------

Net realized loss                           (234,866)    (80,873)

 Change in net unrealized
  fair value:
   Secured notes receivable                       --     104,000
   Equity investments                        (14,388)    (32,626)
                                             -------     -------

Net loss                                   $(249,254)     (9,499)
                                             =======     =======

Net realized loss per Unit                 $      (1)         (1)
                                             =======     =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                            1997             1996
                                            ----             ----

Cash flows from operating activities:
 Interest and other income received         $   65,291          81,723
 Cash paid to vendors                          (38,265)        (52,420)
 Cash paid to related parties                 (167,972)       (987,289)
 Cash paid to affiliated
  partnerships                                      --          (1,128)
                                             ---------       ---------

     Net cash used by operating
      activities                              (140,946)       (959,114)
                                             ---------       ---------

Cash flows from investing activities:
 Secured notes receivable issued               (33,213)       (122,400)
 Repayments of secured notes receivable          4,989         103,708
 Proceeds from sales of equity investments          --          34,034
 Recoveries from investments previously
  written off                                       --          81,236
                                             ---------       ---------

     Net cash (used) provided by investing
        activities                             (28,224)         96,578
                                             ---------       ---------

Cash flows from financing activities:
 Distributions to Limited and General
  Partners                                          --        (466,804)
                                             ---------       ---------

     Net cash used by financing
      activities                                    --        (466,804)
                                             ---------       ---------

Net decrease in cash and
 restricted cash                              (169,170)     (1,329,340)

Cash and restricted cash at
 beginning of year                           3,886,602       5,108,537
                                             ---------       ---------

Cash and restricted cash at March 31        $3,717,432       3,779,197
                                             =========       =========

See accompanying notes to financial statements.

------------------------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                              1997              1996
                                              ----              ----
Reconciliation of net loss to
 net cash used by operating activities:

Net loss                                    $  (249,254)        (9,499)

Adjustments to reconcile net loss
 to net cash used by operating activities:
  Net realized gain from sales of
   equity investments                            (5,198)       (32,775)
  Realized losses from investment
   write-downs                                       --        115,104
  Recoveries from investments previously
   written off                                       --        (81,236)
  Change in net unrealized fair value:
   Secured notes receivable                          --       (104,000)
   Equity investments                            14,388         32,626
  Other, net                                         --         (5,678)

Changes in:
  Accounts payable and accrued expenses         128,581         (8,974)
  Due to/from related parties                   (29,602)      (849,467)
  Other assets                                    1,954        (14,569)
  Other, net                                     (1,815)          (646)
                                              ---------      ---------

Net cash used by operating activities       $  (140,946)      (959,114)
                                              =========      =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of March 31, 1997, and December 31, 1996, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1997 and 1996, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through March 31, 1997, supplement those included in the Annual Report on Form 10-K.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1997 and 1996, were as follows:


                                                 1997           1996
                                                 ----           ----


Management fees                                $  34,004        42,685

Reimbursable operating expenses                  104,366        95,137


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. As of March 31, 1997, and December 31, 1996, due to related parties for such expenses were $18,849 and $42,869, respectively.

At March 31, 1997, a management fee receivable of $5,582 was recorded; this amount was reimbursed by the General Partners subsequent to quarter end.

3.     Net Realized Income (Loss) Per Unit
       -----------------------------------

Net realized income (loss) per Unit is calculated by dividing total net realized income (loss) allocated to the Limited Partners by the average number of Units outstanding for the three months ended March 31, 1997 and 1996, of 155,671 and 157,829, respectively.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1996, is included in the 1996 Annual Report. Activity from January 1 through March 31, 1997, consisted of


                                                                    January 1 -
                                                                  March 31, 1997
                                                                -------------------
                              Investment                         Cost          Fair
Industry/Company                  Date      Position             Basis         Value
----------------              ----------    --------             -----         -----

Balance at January 1, 1997                                     $2,399,524     1,637,835
                                                                ---------     ---------

Significant changes:

WARRANTS:
--------

Medical
-------
Hemocleanse, Inc.             01/92         12,474 Common
                                            shares at $.50;
                                            exercised 01/97             0       (31,185)

STOCKS:
------

Medical
-------
Hemocleanse, Inc.             01/97         10,395 Common
                                            shares                  5,198        31,185

Microelectronics
----------------
Celeritek, Inc.               05/94         47,219 Common
                                            shares                      0        56,663

Telecommunications
------------------
3Com Corporation              06/95         1,490 Common
                                            shares                     (0)       (63,161)

                                                                 --------      ---------

   Total significant changes                                        5,198         (6,498)

   Other changes, net                                                   0         (2,692)
                                                                ---------      ---------

Total equity investments at March 31, 1997                     $2,404,722      1,628,645
                                                                =========      =========

</TABLE

Marketable Equity Securities
----------------------------

At March 31, 1997, and December 31, 1996, marketable equity securities had an aggregate cost of $387,958, and aggregate fair values of $706,655 and $715,845, respectively. The net unrealized gains at March 31, 1997, and December 31, 1996, included gross gains of $332,197 and $339,223, respectively.

Celeritek, Inc.
---------------

The Partnership recorded an increase in fair value of $56,663 to reflect the market price of the unrestricted shares at March 31, 1997.

Hemocleanse, Inc.
-----------------

In January of 1997, the Partnership exercised its warrant for common shares without cash and received 10,395 shares of common stock and realized a gain of $5,198.

3Com Corporation
----------------

The Partnership recorded a fair value decrease of $63,161 to reflect the market price of the unrestricted shares at March 31, 1997.

5.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1 through March 31, 1997, consisted of:



Balance at January 1, 1997                               $1,630,883

1997 activity:

  Secured notes receivable issued                            33,213
  Repayments of secured notes receivable                     (4,989)
                                                          ---------

  Total secured notes receivable, net,
    at March 31, 1997                                    $1,659,107
                                                          =========

There was no activity in the $2,250,000 allowance for loan losses during the first quarter of 1997.

The Partnership's secured notes receivable portfolio was on nonaccrual status due to the uncertainty of the borrowers' financial conditions at March 31, 1997, and December 31, 1996. The Managing General Partner continues to monitor the progress of these companies. The fair value at March 31, 1997, recognizes the Managing General Partner's estimate of collectibility of these notes.

All notes are secured by specific assets of the borrowing company. The interest rate on notes issued during the three months ended March 31, 1997, was 18%.

6.     Litigation and Other Investment Expenses
       ----------------------------------------

Other investment expenses in 1997 of $148,831 reflect the cost of the following legal actions.

The case between the Partnership and a portfolio company in the retail/consumer products industry against Quebecor is currently pending. In March of 1997, the Partnership and the portfolio company obtained a favorable judgment in its appeal of a prior trial court ruling that declared the assets of the portfolio company, for a sum not certain, are available to satisfy certain claims of Quebecor. Quebecor had subsequently filed an appeal to the North Carolina Supreme Court. The Managing General Partner believes the Partnership has adequate defenses and no amounts have been provided in the accompanying financial statements for any possible negative outcome for this matter.

In March of 1996, the Partnership filed a lawsuit in the United States District Court, Northern District of California, against Cyclean, Inc., ("Cyclean"), Ecopave, L.P. ("Ecopave"), Ecopave Corp. and Stephen M. Vance ("Vance").

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

As a result of a settlement conference, the above lawsuits have been resolved effective April 1, 1997. The Partnership has indirectly purchased Ecopave Corp. and Vance's ownership interest in Ecopave for $5.5 million and agreed to set up an escrow account for $750,000; the affiliated partnerships have participated in this purchase (see Note 8 for additional disclosure). The Partnership's participated purchase was $1,815,000. The settlement of this claim should not result in any material negative impact to the Partnership as the Managing General Partner believes that the fair value of this additional investment is equal to or greater than the purchase price and improves the Partnership's position to recover its secured notes receivable. The Managing General Partner believes a settlement is the most cost effective resolution of this dispute for the Partnership.

At March 31, 1997, restricted cash of $644,269 represented amounts held in escrow accounts pending the outcome of certain litigation.


7.     Cash and Cash Equivalents
       -------------------------

At March 31, 1997, and December 31, 1996, cash and cash equivalents consisted of :

                                             1997         1996
                                             ----         ----
Demand accounts                        $    1,985        7,989
Money-market accounts                   3,071,178    3,235,919
                                        ---------    ---------
Total                                  $3,073,163    3,243,908
                                        =========    =========

8.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1997, the Partnership had unfunded commitments of $107,987 and $1,930,603 related to term note financings and equity investments, respectively.

In March, 1997, the Partnership, together with an affiliated partnership, were committed to deposit $750,000 into an escrow account as collateral for a note payable of Ecopave. The Partnership's share of the deposit is $247,500. While the Partnership expects Ecopave to repay the note, if the company fails to do so, the note holder may assume the escrow account.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1997, net cash used by operating activities totaled $140,946. The Partnership paid management fees of $39,586 to the Managing General Partner and reimbursed related parties for operating expenses of $128,386. In addition, other operating expenses of $38,265 were paid and $65,291 in interest and other income was received.

During the quarter ended March 31, 1997, the Partnership issued $33,213 in secured notes receivable to a portfolio company in the industrial/business automation industry. Repayments of secured notes receivable were $4,989. At March 31, 1997, the Partnership was committed to fund $107,987 and $1,930,603 on term note financings and equity investments, respectively, and to fund $247,500 into an escrow account as disclosed in Note 8 to the financial statements.

Cash and restricted cash at March 31, 1997, were $3,717,432. Future distributions will be dependent upon loan repayments from borrowing companies and available cash. Operating cash reserves combined with proceeds from the sale of investments, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations and loan requirements of existing borrowing companies through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $249,254 and $9,499 for the quarters ended March 31, 1997 and 1996, respectively. The increase in net loss was primarily due to a $118,831 increase in other investment expenses, a $104,000 decrease in the change in net unrealized fair value of secured notes receivable, and a $81,236 decrease in recoveries from investments previously written off. These changes were partially offset by a $115,104 decrease in realized losses from investment write-downs.

Other investment expenses were $148,831 and $30,000 for the quarters ended March 31, 1997 and 1996, respectively. The increase was due to higher legal expenses related to the lawsuits as discussed in Note 6 to the financial statements.

The Partnership did not record a change in net unrealized fair value of secured notes receivable for the quarter ended March 31, 1997. During the same period in 1996, the Partnership recorded an increase in fair value of $104,000, based upon the level of loan loss reserves deemed adequate by the Managing General Partner.

During the quarter ended March 31, 1996, the recovery of $81,236 related to portfolio companies in the medical and semiconductor equipment industries. No such recovery was recorded for the same period in 1997.

There was no realized loss from investment write-down for the quarter ended March 31, 1997. Realized losses from investment write-downs of $115,104 for the same period in 1996 related to equity investments in a portfolio company in the computers and computer equipment industry.

Total income was $65,291 and $87,401 during the three months ended March 31, 1997 and 1996, respectively. The decrease was mostly attributable to lower cash and cash equivalent balances in 1997.

Operating expenses were $122,520 and $94,496 for the three months ended March 31, 1997 and 1996, respectively. In 1996, operating expenses were reduced by a $30,045 reimbursement of prior period collection expenses from a portfolio company in the medical industry. Had the reimbursement not been received, total operating expenses would have been $124,541 for the quarter ended March 31, 1996.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.       OTHER INFORMATION

Item 1.  Legal Proceedings

The lawsuit the Partnership filed in the United States District Court, Northern District of California, against Cyclean Inc., et al, and the related counter claims, which were previously reported in the 1996 Form 10-K, have been resolved effective April 1, 1997. See Note 6 to the financial statements for additional disclosure.

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1997.

(b) Financial Data Schedule for the three months ended and as of March 31, 1997 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 9, 1997       By:         /s/Debbie A. Wong
                             ------------------------------------
                                     Debbie A. Wong
                                     Vice President
                                     and Controller