Form 10-Q
period 1997-06-30
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 1997-08-14
CIK 764061

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997

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

                                       (unaudited)
                                          June 30,      December 31,
                                            1997            1996
                                         --------       ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $4,041,107 and
  $3,880,883 at 1997 and 1996,
  respectively)                        $ 1,776,107         1,630,883
 Equity investments (cost basis
  of $4,219,722 and $2,399,524 at
  1997 and 1996, respectively)           3,538,620         1,637,835
                                        ----------        ----------

     Total investments                   5,314,727         3,268,718

Cash and cash equivalents                  404,894         3,243,908

Restricted cash                            958,722           642,694

Other assets                                27,052            12,706
                                        ----------        ----------

     Total                             $ 6,705,395         7,168,026
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $   218,672           309,815

Due to related parties                       3,299            42,869

Other liabilities                           12,782            14,594
                                        ----------        ----------

     Total liabilities                     234,753           367,278

Commitments and contingencies
 (Notes 2, 6 and 8)

Partners' capital:
 Limited Partners
  (Units outstanding of
  155,671 for both 1997 and 1996)        9,569,941         9,961,677
 General Partners                         (153,197)         (149,240)
 Net unrealized fair value decrease
   from cost:
   Secured notes receivable             (2,265,000)       (2,250,000)
   Equity investments                     (681,102)         (761,689)
                                        ----------        ----------

     Total partners' capital             6,470,642         6,800,748
                                        ----------        ----------

     Total                             $ 6,705,395         7,168,026
                                        ==========        ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                             For the Three                For the Six
                                              Months Ended                Months Ended
                                                June 30,                    June 30,
                                        ------------------------     ------------------------
                                           1997        1996               1997         1996
                                           ----        ----               ----         ----
Income:
 Secured notes receivable interest     $        --       19,831           22,462        52,873
 Short-term investment interest             10,959       44,614           48,616        98,973
 Other income                                8,471           --           13,643            --
                                         ---------    ---------        ---------     ---------
   Total income                             19,430       64,445           84,721       151,846
                                         ---------    ---------        ---------     ---------

Costs and expenses:
 Management fees                            32,757       42,638           66,761        85,323
 Other investment expenses                  41,600        9,581          190,431        39,581
 Operating expenses:
  Lending operations and investment
   management                               40,299       50,132           84,219        69,554
  Administrative and investor
   services                                 42,330      105,452           97,026       159,017
  Computer services                         11,936       26,972           27,979        39,517
  Professional fees                         11,335       19,026           19,196        27,990
                                         ---------    ---------       ----------     ---------

     Total operating expenses              105,900      201,582          228,420       296,078
                                         ---------    ---------       ----------     ---------

  Total costs and expenses                 180,257      253,801          485,612       420,982
                                         ---------    ---------       ----------     ---------

Net operating loss                        (160,827)    (189,356)        (400,891)     (269,136)

 Net realized gain from sales of
  equity investments                            --       16,049            5,198        48,824
 Realized losses from
  investment write-downs                        --      (10,000)              --      (125,104)
 Recoveries from investments
  previously written off                        --       30,071               --       111,307
                                         ---------    ---------        ---------     ---------

Net realized loss                         (160,827)    (153,236)        (395,693)     (234,109)

 Change in net unrealized
  fair value:
   Secured notes receivable                (15,000)    (201,000)         (15,000)      (97,000)
   Equity investments                       94,975      (79,369)          80,587      (111,995)
                                         ---------    ---------        ---------     ---------

Net (loss) income                      $   (80,852)    (433,605)        (330,106)     (443,104)
                                         =========    =========        =========     =========

Net realized loss per Unit             $        (1)          (1)              (3)           (1)
                                         =========    =========        =========     =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                                            1997             1996
                                            ----             ----

Cash flows from operating activities:
 Interest and other income received        $    84,721           150,474
 Cash paid to vendors                         (350,344)         (118,847)
 Cash paid to related parties                 (282,139)       (1,211,294)
 Cash paid to affiliated partnerships               --            (4,713)
 Reimbursement of collection expenses
  from a portfolio company                          --            30,045
                                             ---------         ---------

     Net cash used by operating
      activities                              (547,762)       (1,154,335)
                                             ---------         ---------

Cash flows from investing activities:
 Secured notes receivable issued              (165,213)         (168,002)
 Repayments of secured notes receivable          4,989           295,099
 Proceeds from sales of equity investments          --            57,574
 Recoveries from investments previously
  written off                                       --           111,307
 Purchase of equity investments             (1,815,000)               --
                                             ---------         ---------

     Net cash (used) provided by
      investing activities                  (1,975,224)          295,978
                                             ---------         ---------

Cash flows from financing activities:
 Distributions to Limited and General
  Partners                                          --          (466,804)
                                             ---------         ---------

     Net cash used by financing
      activities                                    --          (466,804)
                                             ---------         ---------

Net decrease in cash and
 restricted cash                            (2,522,986)       (1,325,161)

Cash and restricted cash at
 beginning of year                           3,886,602         5,108,537
                                             ---------         ---------

Cash and restricted cash at June 30        $ 1,363,616         3,783,376
                                             =========         =========

See accompanying notes to financial statements.

------------------------------------------------

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                                              1997           1996
                                              ----           ----
Reconciliation of net loss to net
 cash used by operating activities:

Net loss                                    $  (330,106)      (443,104)

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Net realized gain from sales of
   equity investments                            (5,198)       (48,824)
  Realized losses from investment
   write-downs                                       --        125,104
  Recoveries from investments previously
   written off                                       --       (111,307)
  Change in net unrealized fair value:
   Secured notes receivable                      15,000         97,000
   Equity investments                           (80,587)       111,995
  Other, net                                         --         (5,678)

Changes in:
  Accounts payable and accrued expenses         (91,143)        (5,797)
  Due to/from related parties                   (39,570)      (855,583)
  Accrued interest on secured and
   convertible notes receivable                      --          4,306
  Other assets                                  (14,346)       (18,345)
  Other changes, net                             (1,812)        (4,102)
                                              ---------      ---------

Net cash used by operating activities       $  (547,762)    (1,154,335)
                                              =========      =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of June 30, 1997, and December 31, 1996, and the related Statements of Operations for the three and six months ended June 30, 1997 and 1996, and Statements of Cash Flows for the six months ended June 30, 1997 and 1996, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through June 30, 1997, supplement those included in the Annual Report on Form 10-K.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1997 and 1996, were as follows:


                                                 1997           1996
                                                 ----           ----


Management fees                                  $ 66,761        85,323

Reimbursable operating expenses                   175,808       270,388


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. As of June 30, 1997, and December 31, 1996, due to related parties for such expenses were $3,299 and $42,869, respectively.

3.     Net Realized Income (Loss) Per Unit
       -----------------------------------

Net realized income (loss) per Unit is calculated by dividing total net realized income (loss) allocated to the Limited Partners by the average number of Units outstanding for the six months ended June 30, 1997 and 1996 of 155,671 and 157,829, respectively.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1996, is included in the 1996 Annual Report. Activity from January 1 through June 30, 1997, consisted of


                                                                    January 1 -
                                                                   June 30, 1997
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

STOCKS:
------

Computers and Computer Equipment
--------------------------------
MTI Technology Corporation    04/94         20,928 Common
                                            shares                      0        30,073

Industrial/Business Automation
------------------------------
Cyclean of Long Beach, LLC    04/97         LLC Units           1,815,000     1,815,000

Medical
-------
Hemocleanse, Inc.             01/97         10,395 Common
                                            shares                  5,198        31,185

Microelectronics
----------------
Celeritek, Inc.               05/94         47,219 Common
                                            shares                      0       105,063

Telecommunications
------------------
3Com Corporation              06/95         1,490 Common
                                            shares                      0       (43,232)

                                                                 --------     ---------

   Total significant changes                                    1,820,198     1,906,904

   Other changes, net                                                   0        (6,119)
                                                                ---------     ---------

Total equity investments at June 30, 1997                      $4,219,722     3,538,620
                                                                =========     =========
</TABLE


Marketable Equity Securities
----------------------------

At June 30, 1997, and December 31, 1996, marketable equity securities had aggregate costs of $387,958 and aggregate fair values of $801,630 and $715,845, respectively. The net unrealized gains at June 30, 1997, and December 31, 1996, included gross gains of $418,709 and $339,223, respectively.

Celeritek, Inc.
---------------

The Partnership recorded an increase in fair value of $105,063 to reflect the market price of the unrestricted shares at June 30, 1997.

Cyclean of Long Beach, LLC
--------------------------

In April, 1997, the Partnership purchased LLC units representing 100% ownership of Cyclean of Long Beach, LLC for $5,500,000. The Partnership funded $1,815,000 of this purchase with the balance being participated to an affiliated partnership. See Note 6 for additional information.

Hemocleanse, Inc.
-----------------

In January of 1997, the Partnership exercised its warrant for common shares without cash and received 10,395 shares of common stock and realized a gain of $5,198.

MTI Technology Corporation
--------------------------

The Partnership recorded an increase in fair value of $30,073 to reflect the market price of the unrestricted shares at June 30, 1997.

3Com Corporation
----------------

The Partnership recorded a fair value decrease of $43,232 to reflect the market price of the unrestricted shares at June 30, 1997.

5.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1 through June 30, 1997, consisted of:



Balance at January 1, 1997                               $1,630,883

1997 activity:

  Secured notes receivable issued                           165,213
  Repayments of secured notes receivable                     (4,989)
  Increase in allowance for loan losses                     (15,000)
                                                          ---------

  Total secured notes receivable, net,
    at June 30, 1997                                     $1,776,107
                                                          =========

The Partnership had accrued interest of $4,306 December 31, 1996. There was no accrued interest at June 30, 1997.

Changes in the allowance for loan losses were as follows:


Balance at January 1, 1997                               $2,250,000

Increase in provision for loan losses					 15,000
                                                          ---------

Balance at June 30, 1997                                 $2,265,000
                                                          =========


The Partnership's secured notes receivable portfolio was on nonaccrual status due to the uncertainty of the financial condition of certain borrowers at June 30, 1997 and December 31, 1996. The Managing General Partner continues to monitor the progress of these companies. The fair value at June 30, 1997, recognizes the Managing General Partner's estimate of collectibility of these notes

The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

All notes are secured by specific assets of the borrowing company. The interest rate on notes issued during the six months ended June 30, 1997 was 18%.

6.     Litigation and Other Investment Expenses
       ----------------------------------------

Other investment expenses in 1997 of $190,431 reflect the cost of the following legal actions:

The case between the Partnership and a portfolio company in the retail/consumer products industry against Quebecor is currently pending. In March of 1997, the Partnership and the portfolio company obtained a favorable judgment in its appeal of a prior trial court ruling that declared the assets of the portfolio company, for a sum not certain, are available to satisfy certain claims of Quebecor. Quebecor's subsequent appeal to the North Carolina Supreme Court was denied in July of 1997. Unless Quebecor is granted the right to a rehearing, the suit will be terminated. The Managing General Partner believes the Partnership has adequate defenses and no amounts have been provided in the accompanying financial statements for any possible negative outcome for this matter.

In March of 1996, the Partnership filed a lawsuit in the United States District Court, Northern District of California against Cyclean, Inc. ("Cyclean"), Ecopave, L.P. ("Ecopave"), Ecopave Corp. and Stephen M. Vance ("Vance") to protect its interest in certain assets which were a security interest on a secured loan extended by the Partnership to Cyclean. In January of 1997, a counter claim was filed by Ecopave and Vance.

As a result of a settlement conference, these lawsuits were resolved effective April 1, 1997. The Partnership, through Cyclean of Long Beach, LLC, indirectly purchased Ecopave and Vance's interest in Ecopave for $5.5 million, of which $3,685,000 was participated to an affiliated partnership, and set up an escrow account for $750,000 as collateral for a note payable of Ecopave. (See Notes 4 and 8 for additional disclosure). The settlement of this claim should not result in any material negative impact to the Partnership as the Managing General Partner believes that the fair value of this additional investment is equal to or greater than the purchase price and improves the Partnership's ability to recover its secured notes receivable.

At June 30, 1997, restricted cash of $958,722 represented amounts held in escrow accounts as collateral for the Ecopave note discussed above and pending the final outcome of Quebecor-related litigation.



7.     Cash and Cash Equivalents
       -------------------------

At June 30, 1997, and December 31, 1996, cash and cash equivalents consisted of:

                                        1997             1996
                                        ----             ----
Demand and brokerage accounts      $      758            7,987
Money market accounts                 404,136        3,235,921
                                    ---------        ---------
Total                              $  404,894        3,243,908
                                    =========        =========

8.     Commitments and contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1997, the Partnership had unfunded commitments of $38,987 related to term note financings to an existing borrowing company.

In April, 1997, the Partnership together with an affiliated partnership, deposited $750,000 into an escrow account as collateral for a note payable of Ecopave. The Partnership's share of the deposit is $247,500. While the Partnership expects Ecopave to repay the note, if the company fails to do so, the note holder may assume the escrow account.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1997, net cash used by operating activities totaled $547,762. The Partnership paid management fees of $66,761 to the Managing General Partner and reimbursed related parties for operating expenses of $215,378. In addition, other operating expenses of $350,344 were paid and $84,721 in interest and other income was received.

During the six months ended June 30, 1997, the Partnership funded a $1,815,000 equity investment and a $165,213 investment in secured notes receivable to a portfolio company in the industrial/business automation industry. Repayments of secured notes receivable were $4,989. At June 30, 1997, the Partnership was committed to fund $38,987 to existing borrowing companies on term note financings.

Cash and restricted cash at June 30, 1997, were $1,363,616. Future distributions will be dependent upon loan repayments from borrowing companies and available cash. Operating cash reserves combined with proceeds from the sale of investments, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations and loan requirements of existing borrowing companies through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $80,852 and $433,605 for the quarters ended June 30, 1997 and 1996, respectively. The decrease in net loss was primarily due to increases of $174,344 and $186,000 in the change in net unrealized fair value of equity investments and secured notes receivable, respectively, and a $95,682 decrease in operating expenses. These changes were partially offset by a $45,015 decrease in total income, a $32,019 increase in other investment expenses and a $30,071 decrease in recoveries from investments previously written off.

During the quarter ended June 30, 1997, the $94,975 increase in equity investment fair value was primarily due to increases in the microelectronics industry. In the corresponding quarter of 1996 the $79,369 decrease was mostly due to decreases in the industrial/business automation industry, partially offset by increases in the medical and microelectronics industries.

The Partnership recorded a $15,000 decrease in net unrealized fair value of secured notes receivable for the quarter ended June 30, 1997. During the same period in 1996, the Partnership recorded a decrease in fair value of $210,000, based upon the level of loan loss reserves deemed adequate by the Managing General Partner.

Total operating expenses were $105,900 and $201,582 for the three months ended June 30, 1997 and 1996, respectively. The decrease was mostly attributable to the decreased level of overall portfolio activities of the Partnership.

Total income was $19,430 and $64,445 during the three months ended June 30, 1997 and 1996, respectively. The decrease was mostly attributable to lower cash and cash equivalent balances in 1997.

Other investment expenses were $41,600 and $9,581 for the quarters ended June 30, 1997 and 1996, respectively. The increase was due to higher legal expenses related to the lawsuits as discussed in Note 6 to the financial statements.

During the quarter ended June 30, 1996, the recovery of $30,071 related to portfolio companies in the semiconductor equipment industry. There were no such recoveries for the same period in 1997.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
------------------------------------------------------------------------
year
----

Net losses were $330,106 and $443,104 for the six months ended June 30, 1997 and 1996, respectively. The decrease in net loss was substantially due to a $192,582 increase in the change in net unrealized fair value of equity investments, a $112,000 increase in the net unrealized fair value of secured notes receivable, a $125,104 decrease in realized losses from investment write-downs, and a $67,658 decrease in operating expenses.
These changes were partially offset by a $150,850 increase in other investment expenses, a $111,307 decrease in recoveries from investments previously written off, a $67,125 decrease in interest and other income, and a $43,626 decrease in gains from sales of equity investments.

During the six months ended June 30, 1997, the increase in equity investment fair value of $80,587 primarily related to increases in portfolio companies in the microelectronics industry. In the corresponding period of 1996, the $111,995 decrease primarily related to decreases in portfolio companies in the industrial/business automation and computer software and systems industries.

The Partnership recorded a $15,000 and $97,000 decrease in the net unrealized fair value of secured notes receivable for the six months ended June 30, 1997 and 1996, respectively, based upon the level of loan loss reserves deemed adequate by the Managing General Partner.

During the six months ended June 30, 1996, the Partnership realized a $125,104 loss related to the write-downs of investments related to a company in the computers and computer equipment industry. There were no such write-downs in 1997.

Total operating expenses were $228,420 and $296,078 for the six months ended June 30, 1997, and 1996, respectively. The decrease was primarily attributable to lower levels of overall portfolio activities.

Other investment expenses were $190,431 and $39,581 for the six months ended June 30, 1997 and 1996, respectively. The increase was due to higher legal expenses related to the lawsuits as discussed in Note 6 to the financial statements.

In the six months ended June 30, 1996, a $111,307 recovery was recorded related to investments previously written off. There were no recoveries in 1997.

Interest and other income was $84,721 and $151,846 for the six months ended June 30, 1997 and 1996, respectively. The decrease is due to lower cash and cash equivalent balances and loans on nonaccrual status.

During the six months ended June 30, 1996, the Partnership realized a gain of $48,824 from sales of Hybridon, Inc. and Allegiant Physicians Services, Inc.

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

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1997.

(b) Financial Data Schedule for the six months ended and as of June 30, 1997 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 8, 1997   By:         /s/Michael R. Brenner
                             ------------------------------------
                                     Michael R. Brennner
                                     Controller