Form 10-Q
period 1997-09-30
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 1997-11-14
CIK 764061

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

	(unaudited)
	 September 30,	December 31,
	1997	1996
	-------------	------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $4,057,307 and
  $3,880,883 at 1997 and 1996,
  respectively)                         $1,792,307         1,630,883
 Equity investments (cost basis
  of $4,166,816 and $2,399,524 at
  1997 and 1996, respectively)           3,926,713         1,637,835
                                         ---------         ---------

     Total investments                   5,719,020         3,268,718

Cash and cash equivalents                  808,105         3,243,908

Restricted cash                            405,694           642,694

Other assets                                29,315            12,706
                                         ---------         ---------

     Total                              $6,962,134         7,168,026
                                         =========         =========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $  223,633           309,815
Accrued limited partner unit repurchases   250,284                --
Due to related parties                      10,453            42,869
Other liabilities                           11,996            14,594
                                         ---------         ---------

     Total liabilities                     496,366           367,278

Commitments and contingencies
 (Notes 2, 6 and 8)

Partners' capital:
 Limited Partners
  (Units outstanding of 149,863
  and 155,671 in 1997
  and 1996, respectively)                9,126,022         9,961,677

 General Partners                         (155,153)         (149,240)

 Net unrealized fair value decrease
   from cost:
   Secured notes receivable             (2,265,000)       (2,250,000)
   Equity investments                     (240,101)         (761,689)
                                         ---------         ---------

     Total partners' capital             6,465,768         6,800,748
                                         ---------         ---------

      Total                             $6,962,134         7,168,026
                                         =========         =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	------------------------	------------------------
	1997	1996	1997	1996
	----------	-----------	----------	----------
Income:
 Secured notes receivable interest        $     --       44,831           22,462        97,704
 Short-term investment interest              5,354       44,314           53,970       143,287
 Other income                               11,380           --           25,023            --
                                           -------      -------          -------       -------
   Total income                             16,734       89,145          101,455       240,991
                                           -------      -------          -------       -------

Costs and expenses:
 Management fees                            32,488       40,470           99,249       125,793
 Other investment expenses                      --       64,567          190,431       104,148
 Operating expenses:
  Lending operations and investment
   management                               65,774       26,515          127,647        96,069
  Administrative and investor
   services                                 89,069       51,891          208,441       210,908
  Computer services                         24,180       14,279           52,159        53,796
  Professional fees                         17,440        8,712           36,636        36,702
                                           -------      -------          -------       -------

     Total operating expenses              196,463      101,397          424,883       397,475
                                           -------      -------          -------       -------

  Total costs and expenses                 228,951      206,434          714,563       627,416
                                           -------      -------          -------       -------

Net operating loss                        (212,217)    (117,289)        (613,108)     (386,425)

 Net realized gain from sales of
  equity investments                        16,626           --           21,824        48,824
 Realized losses from
  investment write-downs                        --           --               --      (125,104)
 Recoveries from investments
  previously written off                        --        1,907               --       113,214
                                           -------      -------          -------       -------

Net realized loss                         (195,591)    (115,382)        (591,284)     (349,491)

 Change in net unrealized
  fair value:
   Secured notes receivable                     --           --          (15,000)      (97,000)
   Equity investments                      441,001       39,279          521,588       (72,716)
                                           -------      -------          -------       -------

Net income (loss)                         $245,410      (76,103)         (84,696)     (519,207)
                                           =======      =======          =======       =======

Net realized loss per Unit                $     (1)          (1)              (4)           (2)
                                           =======      =======          =======       =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                    For the Nine Months Ended September 30,
                                    ---------------------------------------
	1997	1996
	---------	--------
Cash flows from operating activities:
 Interest and other income received         $  101,455           235,452
 Cash paid to vendors                         (400,377)         (209,700)
 Cash paid to related parties                 (451,991)       (1,344,723)
 Cash paid to affiliated partnerships               --            (2,047)
 Reimbursement of collection expenses
  from a portfolio company                          --            30,045
                                             ---------         ---------

     Net cash used by operating
      activities                              (750,913)       (1,290,973)
                                             ---------         ---------

Cash flows from investing activities:
 Secured notes receivable issued              (181,413)         (168,002)
 Repayments of secured notes receivable          4,989           296,309
 Proceeds from sales of equity investments      69,534            57,574
 Recoveries from investments previously
  written off                                       --           113,214
 Purchase of equity investments             (1,815,000)               --
                                             ---------         ---------

     Net cash (used) provided by
      investing activities                  (1,921,890)          299,095
                                             ---------         ---------

Cash flows from financing activities:
 Distributions to Limited and General
  Partners                                          --          (466,804)
                                             ---------         ---------

     Net cash used by financing
      activities                                    --          (466,804)
                                             ---------         ---------

Net decrease in cash and
 restricted cash                            (2,672,803)       (1,458,682)

Cash and restricted cash at
 beginning of year                           3,886,602         5,108,537
                                             ---------         ---------
Cash and restricted cash at September 30    $1,213,799         3,649,855
                                             =========         =========

See accompanying notes to financial statements.

------------------------------------------------

                                   For the Nine Months Ended September 30,
                                   ---------------------------------------
	1997	1996
	----------	---------
Reconciliation of net loss to net
 cash used by operating activities:

Net loss                                      $ (84,696)      (519,207)

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Net realized gain from sales of
   equity investments                           (21,824)       (48,824)
  Realized losses from investment
   write-downs                                       --        125,104
  Recoveries from investments previously
   written off                                       --       (113,214)
  Change in net unrealized fair value:
   Secured notes receivable                      15,000         97,000
   Equity investments                          (521,588)        72,716
  Other, net                                         --         (5,678)

Changes in:
  Accounts payable and accrued expenses         (86,182)           399
  Due to/from related parties                   (32,416)      (865,737)
  Accrued interest on secured and
   convertible notes receivable                      --            139
  Other changes, net                            (19,207)       (33,671)
                                               --------      ---------

Net cash used by operating activities         $(750,913)    (1,290,973)
                                               ========      =========

Non-cash financing activities:
  Limited Partners unit repurchases           $ 250,284        100,776
                                               ========      =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of September 30, 1997, and December 31, 1996, and the related Statements of Operations for the three and nine months ended September 30, 1997 and 1996, and Statements of Cash Flows for the nine months ended September 30, 1997 and 1996, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through September 30, 1997, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

	  Withdrawal of Capital
	  ---------------------

Each June, Limited Partners may tender their Units for repurchase by the Partnership. The price paid for any Units tendered is subject to the restrictions stated in the Partnership Agreement. As of September 30, 1997, requests to repurchase 5,808 limited partner units had been received. These unit repurchases will be made in the fourth quarter of 1997.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1997 and 1996, were as follows:


	1997	1996
	-------	-------


Management fees                                  $ 99,249       125,793

Reimbursable operating expenses                   320,326       355,240


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. As of September 30, 1997, and December 31, 1996, due to related parties for such expenses were $10,453 and $42,869, respectively.

3.     Net Realized Income (Loss) Per Unit
       -----------------------------------

Net realized income (loss) per Unit is calculated by dividing total net realized income (loss) allocated to the Limited Partners by the average number of Units outstanding for the nine months ended September 30, 1997 and 1996 of 154,682 and 157,829, respectively.


4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1996, is included in the 1996 Annual Report. Activity from January 1 through September 30, 1997, consisted of


	January 1 through
	September 30, 1997
	-----------------------
	Investment		Cost	Fair
Industry/Company	Date	Position	Basis	Value
----------------	----------	--------	---------	----------
Balance at January 1, 1997                                     $2,399,524     1,637,835
                                                                ---------     ---------

Significant changes:

WARRANTS:
--------

Medical
-------
Hemocleanse, Inc.             01/92         12,474 Common
                                            shares at $.50;
                                            exercised 01/97             0       (31,185)

STOCKS:
------

Computers and Computer Equipment
--------------------------------
MTI Technology Corporation    04/94         20,928 Common
                                            shares                      0       213,465

Industrial/Business Automation
------------------------------
Cyclean of Long Beach, LLC    04/97         LLC Units           1,815,000     1,815,000

Medical
-------
Hemocleanse, Inc.             01/97         10,395 Common
                                            shares                  5,198        31,185


Microelectronics
----------------
Celeritek, Inc.               05/94         47,219 Common
                                            shares                      0       354,143

Elantec Inc.                 Various        11,590 Common
                                            shares                (52,906)      (54,508)

Telecommunications
------------------
3Com Corporation              06/95         1,490 Common
                                            shares                      0       (36,825)

                                                                ---------     ---------

   Total significant changes                                    1,767,292     2,291,275

   Other changes, net                                                   0        (2,397)
                                                                ---------     ---------

Total equity investments at September 30, 1997                 $4,166,816     3,926,713
                                                                =========     =========

</TABLE


Marketable Equity Securities
----------------------------

At September 30, 1997, and December 31, 1996, marketable equity securities had aggregate costs of $335,052 and $387,958, respectively and aggregate fair values of $1,192,120 and $715,845, respectively. The net unrealized gains at September 30, 1997, and December 31, 1996, included gross gains of $857,068 and $339,223, respectively.

Celeritek, Inc.
---------------

The Partnership recorded an increase in fair value of $354,143 to reflect the market price of the unrestricted shares at September 30, 1997.

Subsequent to quarter end, the fair value of the Partnership's investment decreased by $78,478 as a result of a decrease in the publicly traded market price at November 10, 1997.

Cyclean of Long Beach, LLC
--------------------------

In April, 1997, the Partnership purchased LLC units representing 100% ownership of Cyclean of Long Beach, LLC for $5,500,000. The Partnership funded $1,815,000 of this purchase with the balance being participated to an affiliated partnership. See Note 6 for additional information.

Elantec, Inc.
-------------

In August of 1997, the Partnership sold its entire investment in the company for total proceeds of $69,534 and a realized gain of $16,626.

Hemocleanse, Inc.
-----------------

In January of 1997, the Partnership exercised its warrant for common shares without cash and received 10,395 shares of common stock and realized a gain of $5,198.

MTI Technology Corporation
--------------------------

The Partnership recorded an increase in fair value of $213,465 to reflect the market price of the unrestricted shares at September 30, 1997.

In October, 1997 the Partnership sold its entire investment in the company for total proceeds of $320,384 and realized a gain of $247,136.

3Com Corporation
----------------

The Partnership recorded a fair value decrease of $36,825 to reflect the market price of the unrestricted shares at September 30, 1997.

5.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1 through September 30, 1997, consisted of:






Balance at January 1, 1997                               $1,630,883

1997 activity:

  Secured notes receivable issued                           181,413
  Repayments of secured notes receivable                     (4,989)
  Increase in allowance for loan losses                     (15,000)
                                                          ---------

  Total secured notes receivable, net,
    at September 30, 1997                                $1,792,307
                                                          =========


The Partnership had accrued interest of $4,306 December 31, 1996. There was no accrued interest at September 30, 1997.

Changes in the allowance for loan losses were as follows:

Balance at January 1, 1997                               $2,250,000

Increase in provision for loan losses                        15,000
                                                          ---------

Balance at September 30, 1997                            $2,265,000
                                                          =========

The Partnership's secured notes receivable portfolio was on nonaccrual status due to the uncertainty of the financial condition of certain borrowers at September 30, 1997 and December 31, 1996. The Managing General Partner continues to monitor the progress of these companies. The fair value at September 30, 1997, recognizes the Managing General Partner's estimate of collectibility of these notes.

The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

All notes are secured by specific assets of the borrowing company. The interest rates on notes issued during the nine months ended September 30, 1997 ranged from 12% to 18%.

6.     Litigation and Other Investment Expenses
       ----------------------------------------

Other investment expenses in 1997 of $190,431 reflect the cost of the following legal actions:

The case between the Partnership and a portfolio company in the retail/consumer products industry against Quebecor has been resolved in favor of the Partnership.

In March of 1997, the Partnership and the portfolio company obtained a favorable judgment in its appeal of a prior trial court ruling that declared the assets of the portfolio company, for a sum not certain, are available to satisfy certain claims of Quebecor. Quebecor's subsequent appeal to the North Carolina Supreme Court was denied in July of 1997. Quebecor's request for a rehearing was denied and the suit has been terminated. The Partnership is seeking to recover certain costs of this litigation.

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

As a result of a settlement conference, these lawsuits were resolved effective April 1, 1997. The Partnership, through Cyclean of Long Beach, LLC, indirectly purchased Ecopave and Vance's interest in Ecopave for $5.5 million, of which $3,685,000 was participated to an affiliated partnership, and set up an escrow account for $750,000 as collateral for a note payable of Ecopave. (See Notes 4 and 8 for additional disclosure). The settlement of this claim should not result in any material negative impact to the Partnership as the Managing General Partner believes that the fair value of this additional investment is equal to or greater than the purchase price and the Partnership has improved its ability to recover its secured notes receivable.

At September 30, 1997, restricted cash of $405,694 represented amounts held in escrow accounts as collateral for the Ecopave note discussed above and pending payments to be made as a result of the termination of the Quebecor litigation.

7.     Cash and Cash Equivalents
       -------------------------

At September 30, 1997, and December 31, 1996, cash and cash equivalents consisted of:


	1997	1996
	--------	---------
Demand and brokerage accounts                 $    758          7,987
Money market accounts                          807,347      3,235,921
                                               -------      ---------
Total                                         $808,105      3,243,908
                                               =======      =========


8.     Commitments and contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. The Partnership had no unfunded commitments as of September 30, 1997.

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

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1997, net cash used by operating activities totaled $750,913. The Partnership paid management fees of $99,249 to the Managing General Partner and reimbursed related parties for operating expenses of $352,742. In addition, other operating expenses of $400,377 were paid and $101,455 in interest and other income was received.

During the nine months ended September 30, 1997, the Partnership funded a $1,815,000 equity investment and a $181,413 investment in secured notes receivable to portfolio companies in the industrial/business automation and computers and computer equipment industries. Proceeds from sales of equity investments were $69,534. Repayments of secured notes receivable were $4,989.

Cash and restricted cash at September 30, 1997, were $1,213,799. Future distributions will be dependent upon loan repayments from borrowing companies, future proceeds from equity investment sales, and available cash. Operating cash reserves combined with proceeds from the sale of investments, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations and loan requirements of existing borrowing companies through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $245,410 for the quarter ended September 30, 1997 as compared to a net loss of $76,103 for the quarter ended September 30, 1996. The increase in net income was primarily due to increases of $401,722 in the change in net unrealized fair value of equity investments and a $64,567 decrease in other investment expenses. These changes were partially offset by a $95,066 increase in operating expenses and a $72,411 decrease in interest and other income.

During the quarter ended September 30, 1997, the $441,001 increase in equity investment fair value was primarily due to increases in the microelectronics and computers and computer equipment industries. In the corresponding quarter of 1996 the $39,279 increase was mostly due to increases in the microelectronics and telecommunications industries.

Other investment expenses were $64,567 for the quarter ended September 30, 1996. The decrease was due to legal expenses related to the settlement of the lawsuits discussed in Note 6 to the financial statements. There were no related expenses for the quarter ended September 30, 1997.

Total operating expenses were $196,463 and $101,397 for the three months ended September 30, 1997 and 1996, respectively. The increase was mostly attributable to higher lending operations and investment management expenses due to increased levels of portfolio management and higher administrative and investor services expenses. In the third quarter of 1997, the Partnership's administrative and investor service operations were relocated to Santa Fe, New Mexico. This relocation is expected to lower the future operational costs of the Partnership sufficient to recoup the initial relocation expenses incurred, and provide a meaningful reduction in ongoing operational costs.

Interest and other income was $16,734 and $89,145 during the three months ended September 30, 1997 and 1996, respectively. The decrease was mostly attributable to lower cash and cash equivalent balances in 1997 and loans on nonaccrual status.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the preceding
---------------------------------------------------------------------------
year
----

Net losses were $84,696 and $519,207 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in net loss was substantially due to a $594,304 and an $82,000 increase in the change in net unrealized fair value of equity investments and secured notes receivable, respectively, and a $125,104 decrease in realized losses from investment write-downs. These changes were partially offset by a $139,536 decrease in interest and other income, a $113,214 decrease in recoveries from investments previously written off and a $86,283 increase in other investment expenses.

During the nine months ended September 30, 1997, the increase in equity investment fair value of $521,588 primarily related to increases in portfolio companies in the microelectronics and computers and computer equipment industries. In the corresponding period of 1996, the $72,716 decrease primarily related to decreases in portfolio companies in the industrial/business automation and computer software and systems industries.

The Partnership recorded a $15,000 and a $97,000 decrease in the net unrealized fair value of secured notes receivable for the nine months ended September 30, 1997 and 1996, respectively, based upon the level of loan loss reserves deemed adequate by the Managing General Partner.

During the nine months ended September 30, 1996, the Partnership realized a $125,104 loss related to the write-downs of investments related to a company in the computers and computer equipment industry. There were no such write-downs in 1997.

Interest and other income was $101,455 and $240,991 for the nine months ended September 30, 1997 and 1996, respectively. The decrease is due to lower cash and cash equivalent balances and loans on nonaccrual status.

In the nine months ended September 30, 1996, a $113,214 recovery was recorded related to investments previously written off. There were no recoveries in 1997.

Other investment expenses were $190,431 and $104,148 for the nine months ended September 30, 1997 and 1996, respectively. The increase was due to higher legal expenses related to the settlement of the lawsuits discussed in Note 6 to the financial statements.

Total operating expenses were $424,883 and $397,475 for the nine months ended September 30, 1997, and 1996, respectively. The increase is primarily attributable to higher lending operations and investment management expenses due to increased levels of portfolio management.

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

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1997.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1997 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner


Date:  November 14, 1997 By:         /s/Michael R. Brenner
                             ------------------------------------
                                     Michael R. Brennner
                                     Controller