Form 10-K
period 1997-12-31
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 1998-03-30
CIK 764061

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1997

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



                              (650) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)

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

Documents incorporated by reference: Portions of the Prospectus dated June 4, 1987, forming a part of Registration Statement No. 33-12566 and of Supplement No. 2 dated February 12, 1988, and filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933 and of the Amended Prospectus dated March 8, 1988, that forms a part of Post-Effective Amendment No. 1 to the Registration Statement are incorporated by reference in Parts I and III, hereof. Portions of the Prospectus of Technology Funding Venture Capital Fund VI, LLC, as revised January 22, 1998, forming a part of December 5, 1997, Pre-Effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, are incorporated by reference in Part III hereof.

                                   PART I

Item 1.  BUSINESS
------   --------

Technology Funding Secured Investors II (hereinafter referred to as the "Partnership" or the "Registrant") was formed as a California limited partnership on August 31, 1984, and commenced operations on June 4, 1987, with the sale of Units. The business of the Partnership is to provide loans secured by equipment and other assets to new and developing companies and to acquire equity interests in these companies as described in the "Summary of the Offering" and "Business of the Partnership" sections of the Prospectus originally dated June 4, 1987, and in Supplement No. 2 thereto dated February 12, 1988, (the "Supplement"), that forms a part of the Registrant's Form S-1 Registration Statement No. 33-12566 and in the Amended Prospectus dated March 8, 1988, that forms a part of Post-Effective Amendment No. 1 to the Registration Statement as filed with the Securities and Exchange Commission on March 8, 1988, (such Prospectus, as supplemented and amended on March 8, 1988, is hereinafter referred to as the "Prospectus"), which sections are incorporated herein by reference. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership had been inactive until it commenced selling units of limited partnership interest ("Units") on June 4, 1987. The Partnership's Amended and Restated Limited Partnership Agreement ("Partnership Agreement") provides that the Partnership will continue until December 31, 1997, unless further extended. In September of 1996, the General Partners exercised their right and extended the term of the Partnership to December 31, 1998. If the General Partners so determine, the Partnership term can be further extended for an additional two-year period, or the Partnership may be dissolved earlier.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1997.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
MATTERS
-------

(a) There is no established public trading market for the Units.

(b)  At December 31, 1997, there were 5,217 record holders of
Units.

(c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's
Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

	For the Years Ended and As of December 31,
	--------------------------------------------------------------
	1997	1996	1995	1994	1993
	-------	-------	-------	-------	-------
Total income	$ 111,351	328,865	1,305,344	1,159,042	967,972
Net operating (loss)
 income	(731,548)	(560,566)	(470,089)	194,471	(371,466)
Net realized gain from
 sales of equity
 investments	267,869	48,824	2,438,619	25,813	343,333
Realized losses from
 investment write-downs	--	(125,104)	(2,367,660)	(2,460,743)	(4,326,176)
Recoveries from investments
 previously written off	7,387	113,214	28,690	--	27,383
Net realized loss	(456,292)	(523,632)	(370,440)	(2,240,459)	(4,326,926)
Change in net unrealized
 fair value:
  Equity investments	95,677	(1,033,488)	1,604,675	(1,220,545)	2,033,650
  Secured notes receivable	(15,000)	(67,000)	346,000	(286,000)	511,000
Net (loss) income	(375,615)	(1,624,120)	1,580,235	(3,747,004)	(1,782,276)
Net realized loss per unit	(3)	(3)	(2)	(14)	(27)
Total assets	6,274,226	7,168,026	10,266,004	7,661,352	11,843,982
Distributions declared	--	--	466,804	300,003	900,008
Distributions declared
 per Unit (1)	--	--	3	2	6

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



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

Liquidity and Capital Resources
-------------------------------

In 1997, net cash used by operating activities totaled $1,087,826. The Partnership paid management fees of $131,578 to the Managing General Partner and reimbursed related parties for operating expenses of $500,178. Other operating expenses of $570,993 were paid, and interest income of $111,351 was received.

During 1997, the Partnership funded $1,864,753 in equity investments and issued $181,413 in secured notes receivable primarily to a portfolio company in the industrial and business automation industry. Repayments of secured notes receivable provided cash of $4,989. Proceeds from sales of equity investments and recoveries from investments previously written off totaled $388,827 and $7,387, respectively. At December 31, 1997, the Partnership was committed to find $200,246 in additional investments as disclosed in Note 10 to the Financial Statements.

Cash and restricted cash at December 31, 1997, were $933,930. Operating cash reserves combined with future proceeds from the sales of investments, interest income received from short-term investments, repayments of secured notes receivable, and equity investment sales are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

1997 compared to 1996
---------------------

Net losses in 1997 and 1996 were $375,615 and $1,624,120,
respectively. This improvement was primarily a result of an $1,181,165 increase in the change in net unrealized fair value of investments and a $219,045 increase in net realized gain from sales of investments, partially offset by a $213,273 decrease in interest income.

The $80,677 increase in net unrealized fair value of investments in 1997 was primarily due to increases in a portfolio company in the microelectronics industry, partially offset by decreases in portfolio companies in the telecommunications and medical industries. During 1996, the decrease in investment fair value of $1,100,488 primarily related to portfolio companies in the computer software and systems and industrial/business automation industries.

During 1997, the Partnership's net realized gain from sales of equity investments of $267,869 primarily resulted from the sale of its investment in MTI Technology Corporation. During 1996, the Partnership realized a gain of $48,824 from sales of Hybridon, Inc. and Allegiant Physician Services, Inc. stock.

Interest income was $111,351 and $324,624 in 1997 and 1996, respectively. The decrease is a result of lower cash balances on hand and loans to portfolio companies on non-accrual status due to uncertainty of the borrowers financial condition.

Total operating expenses were $537,047 and $522,232 in 1997 and 1996, respectively. Included in 1997 operating expenses are the costs of the Partnership's relocation of its administrative and investor service operations to Santa Fe, New Mexico. As disclosed in Note 2 to the financial statements, the 1997 and 1996 operating expenses were reduced by reimbursements of $3,572 and $41,542, respectively, for prior period collection expenses. Had the reimbursements not been received, total operating expenses for 1997 and 1996 would have been $540,619 and $563,774, respectively.

Given the inherent risk associated with the business of the Partnership, the future performance of portfolio company investments may significantly impact future operations.

1996 compared to 1995
---------------------

Net loss in 1996 was $1,624,120 compared to net income of $1,580,235 in 1995. The change was primarily due to a $2,638,163 decrease in the change in net unrealized fair value of equity investments, a $2,389,795 decrease in net realized gain from sales of equity investments, and a $1,091,165 decrease in secured notes receivable interest income. These changes were mostly offset by a $2,242,556 decrease in realized losses from investment write-downs and a $809,563 decrease in total operating expenses.

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

Total operating expenses were $522,232 and $1,331,795 in 1996 and 1995, respectively. As disclosed in Note 4 to the financial statements, the 1996 operating expenses were reduced by reimbursements of $41,542 for prior period collection expenses. Additionally, as disclosed in Note 2 to the financial statements, the 1995 operating expenses included additional administrative and investor services expenses of $877,965. Had the 1996 reimbursements not been received and the additional expenses in 1995 been recorded in prior years, total operating expenses for 1996 and 1995 would have been $563,774 and $510,515, respectively. The increase was primarily due to higher collection costs as the remaining portfolio requires additional workout efforts to realize maximum value by the Partnership.

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

The Year 2000
-------------

The Managing General Partner is currently reviewing the Partnership's information systems in anticipation of the potential computer software problems associated with the Year 2000. The Year 2000 issue exists because many computer software programs use only two digits to identify a year in the date field and were developed without considering the impact of the upcoming change in the century. The Managing General Partner currently expects to complete the necessary critical software conversion modifications in 1999, and does not anticipate any material adverse impact on the financial position or results of operations of the Partnership, as a result of the Year 2000 issue.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. Technology Funding Ltd., a California limited partnership ("TFL"), and Technology Funding Inc., a California corporation ("TFI"), and wholly owned subsidiary of TFL, are the General Partners of the Partnership. TFI is the Managing General Partner. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The General Partners" and "Management of the Partnership - Key Personnel" in the Prospectus, which are incorporated herein by reference.
Changes in this information that have occurred since the date of the Prospectus are included in the parallel sections of the Technology Funding Venture Capital Fund VI, LLC, Prospectus, revised January 22, 1998, forming a part of the December 5, 1997, Pre-Effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913, dated July 11, 1997, which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1997, the Partnership incurred $131,578 in management fees. The management fees are designed to compensate the General Partners for its General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1997. General Partner Overhead includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the General Partners in performing their obligations to the Partnership.

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
FORM 8-K
--------

(a) List of Documents filed as part of this Annual Report on Form 10-K

(1) Financial Statements - the following financial statements are filed as a part of this Report:

Independent Auditors' Report
Balance Sheets as of December 31, 1997 and 1996
Statements of Operations for the years ended
December 31, 1997, 1996 and 1995
Statements of Partners' Capital for the years ended
December 31, 1997, 1996 and 1995
Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995
Notes to Financial Statements

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1997.

(c) Financial Data Schedule for the year ended and as of December 31, 1997 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------


The Partners
Technology Funding Secured Investors II:


We have audited the accompanying balance sheets of Technology Funding Secured Investors II (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain loans and securities owned, by correspondence with the individual borrowing and investee companies, and a physical examination of securities held by a safeguarding agent as of December 31, 1997 and 1996. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Secured Investors II as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



Albuquerque, New Mexico                       /S/KPMG Peat Marwick LLP
March 25, 1998

BALANCE SHEETS
--------------

	December 31,
	----------------------------
	1997	1996
	--------	--------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $4,057,307 and
  $3,880,883 in 1997 and 1996,
  respectively)	$1,792,307	1,630,883
 Equity investments (cost basis
  of $4,143,319 and $2,399,524 in
  1997 and 1996, respectively)	3,477,307	1,637,835
	---------	---------

     Total investments	5,269,614	3,268,718

Cash and cash equivalents	669,856	3,243,908

Restricted cash	264,074	642,694

Due from related parties	52,126	--

Other assets	18,556	12,706
	---------	---------

     Total assets	$6,274,226	7,168,026
	=========	=========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$   57,675	309,815

Due to related parties	--	42,869

Other liabilities	11,301	14,594
	---------	---------

     Total liabilities	68,976	367,278


Commitments and contingencies
(Notes 2 and 10)

Partners' capital:
  Limited Partners
  (Units outstanding of 150,570
   and 155,671 in 1997 and 1996,
   respectively)	9,290,065	9,961,677
  General Partners	(153,803)	(149,240)
  Net unrealized fair value
   decrease from cost:
    Secured notes receivable	(2,265,000)	(2,250,000)
    Equity investments	(666,012)	(761,689)
	---------	---------

     Total partners' capital	6,205,250	6,800,748
	---------	---------

     Total liabilities and
      partners' capital	$6,274,226	7,168,026
	=========	=========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

	For the Years Ended December 31,
	-----------------------------------
	1997	1996	1995
	--------	--------	--------
Income:
 Secured notes receivable
  interest	$  22,462	138,770	1,229,935
 Short-term investment interest	88,889	185,854	65,280
 Other income	--	4,241	10,129
	-------	---------	---------
  Total income	111,351	328,865	1,305,344
	-------	---------	---------
Costs and expenses:
 Management fees	131,578	165,379	148,338
 Other investment expenses	174,274	201,820	295,300
 Operating expenses:
  Lending operations and
   investment management	132,357	138,446	145,015
  Administrative and investor
   services	291,379	252,509	1,068,625
  Computer services	65,590	83,418	70,057
  Professional fees	47,721	47,859	48,098
	-------	---------	---------
Total operating expenses	537,047	522,232	1,331,795
	-------	---------	---------

  Total costs and expenses	842,899	889,431	1,775,433
	-------	---------	---------
Net operating loss	(731,548)	(560,566)	(470,089)

 Net realized gain from sales of
  equity investments	267,869	48,824	2,438,619
 Realized losses from
  investment write-downs	--	(125,104)	(2,367,660)
 Recoveries from investments
  previously written off	7,387	113,214	28,690
	-------	---------	---------
Net realized loss	(456,292)	(523,632)	(370,440)

Change in net unrealized
 fair value:
  Equity investments	95,677	(1,033,488)	1,604,675
  Secured notes receivable	(15,000)	(67,000)	346,000
	-------	---------	---------
Net (loss) income	$(375,615)	(1,624,120)	1,580,235
	=======	=========	=========
Net realized loss
 per Unit	$      (3)	(3)	(2)
	=======	=========	=========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1997, 1996 and 1995:

                                                      Net Unrealized Fair Value
                                                    Increase (Decrease) From Cost
                                                    -----------------------------
                                 Limited   General      Equity    Secured Notes
                                 Partners  Partners   Investments   Receivable    Total
                                 --------  --------   -----------   ----------    -----

Partners' capital,
 December 31, 1994             $11,449,172 (108,324)  (1,332,876)  (2,529,000)  7,478,972

Distributions                     (434,828) (31,976)          --           --    (466,804)

Repurchase of limited
 partnership interests             (55,319)      --           --           --     (55,319)

Net realized loss                 (366,736)  (3,704)          --           --    (370,440)

Change in net unrealized fair
 value:
  Equity investments                    --       --    1,604,675           --   1,604,675
  Secured notes receivable              --       --           --      346,000     346,000
                                ----------  -------    ---------    ---------   ---------

Partners' capital,
 December 31, 1995              10,592,289 (144,004)     271,799   (2,183,000)  8,537,084

Repurchase of limited
 partnership interests            (112,216)      --           --           --    (112,216)

Net realized loss                 (518,396)  (5,236)          --           --    (523,632)

Change in net unrealized fair
 value:
  Equity investments                    --       --   (1,033,488)          --  (1,033,488)
  Secured notes receivable              --       --           --      (67,000)    (67,000)
                                ----------  -------    ---------    ---------   ---------

Partners' capital,
 December 31, 1996               9,961,677 (149,240)    (761,689)  (2,250,000)  6,800,748

Distributions                           --       --           --           --          --

Repurchase of limited
 partnership interests            (219,883)      --           --           --    (219,883)

Net realized loss                 (451,729)  (4,563)          --           --    (456,292)

Change in net unrealized fair
 value:
  Equity investments                    --       --       95,677           --      95,677
  Secured notes receivable              --       --           --      (15,000)    (15,000)
                                ----------  -------    ---------    ---------   ---------

Partners' capital,
 December 31, 1997             $ 9,290,065 (153,803)    (666,012)  (2,265,000)  6,205,250
                                ==========  =======    =========    =========   =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

	For the Years Ended December 31,
	-----------------------------------
	1997	1996	1995
	-------	-------	-------
Cash flows from operating
  activities:
 Interest received	$   111,351	323,252	1,266,488
 Other income received	--	4,241	10,129
 Cash paid to vendors	(570,993)	(377,998)	(385,420)
 Cash paid to related parties	(631,756)	(1,458,213)	(498,323)
 Cash (paid to) received from
  affiliated partnerships	--	(2,047)	1,801
 Reimbursement for collection
  expenses received from
  portfolio companies	3,572	41,542	--
	---------	---------	---------
  Net cash (used) provided
   by operating activities	(1,087,826)	(1,469,223)	394,675
	---------	---------	---------

Cash flows from investing
  activities:
 Secured notes receivable issued	(181,413)	(168,002)	(770,665)
 Repayments of secured notes
  receivable	4,989	823,522	1,128,063
 Purchase of equity investments	(1,864,753)	--	(3,278)
 Proceeds from sales of
  equity investments	388,827	57,574	3,379,417
 Recoveries from investments
  previously written off	7,387	113,214	28,690
 Payments from (deposits to)
  restricted cash	378,620	(592,694)	(50,000)
	---------	---------	---------

  Net cash (used) provided by
   investing activities	(1,266,343)	233,614	3,712,227
	---------	---------	---------

Cash flows from financing
  activities:
 Distributions to Limited and
  General Partners	--	(466,804)	--
 Repurchase of Limited Partnership
  interests	(219,883)	(112,216)	(55,319)
	---------	---------	---------
  Net cash used by financing
   activities	(219,883)	(579,020)	(55,319)
	---------	---------	---------
Net (decrease) increase in cash
 and cash equivalents	(2,574,052)	(1,814,629)	4,051,583

STATEMENTS OF CASH FLOWS (con't)
--------------------------------

	For the Years Ended December 31,
	-----------------------------------
	1997	1996	1995
	-------	-------	-------
Cash and cash equivalents
 at beginning of year	3,243,908	5,058,537	1,006,954
	---------	---------	---------

Cash and cash equivalents
 at end of year	$   669,856	3,243,908	5,058,537
	=========	=========	=========

Reconciliation of net (loss)
 income to net cash (used)
 provided by operating activities:

Net (loss) income	$  (375,615)	(1,624,120)	1,580,235

Adjustments to reconcile net
 (loss) income to net cash (used)
 provided by operating activities:
  Net realized gain from sales of
   equity investments	(267,869)	(48,824)	(2,438,619)
  Realized losses from investment
   write-downs	--	125,104	2,367,660
  Recoveries from investments
   previously written off	(7,387)	(113,214)	(28,690)
  Amortization of discount
   related to warrants	--	(5,678)	(7,962)
  Change in net unrealized
   fair value:
    Equity investments	(95,677)	1,033,488	(1,604,675)
    Secured notes receivable	15,000	67,000	(346,000)

Changes in:
  Accrued interest on secured and
   convertible notes receivable	--	4,306	(30,765)
  Accounts payable and accrued
   expenses	(252,140)	(30,316)	(28,409)
  Due to/from related parties	(94,995)	(829,953)	873,487
  Due from/to affiliated
   partnerships	--	(2,047)	1,801
  Other liabilities	(3,293)	(32,522)	(3,662)
  Other assets	(5,850)	(12,447)	60,274
	---------	---------	---------

Net cash (used) provided
 by operating activities:	$(1,087,826)	(1,469,223)	394,675
	=========	=========	=========

-----------------------------------

	For the Years Ended December 31,
	----------------------------------
	1997	1996	1995
	-------	-------	-------


Non-cash investing activities:

Additions to equity investments	$        --	--	142,432
	=========	=========	=========
Conversion of secured notes
 receivable and interest
 to equity investments	$        --	--	1,752,641
	=========	=========	=========

Non-cash exercise of
 warrants	$     5,196	8,497	83,619
	=========	=========	=========

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

On September 17, 1987, the minimum number of units of limited partnership interest ("Units") required to form the Partnership (4,800) were sold. On March 31, 1989, the offering terminated after 160,000 Units had been sold, generating $40,000,000 in cash from Limited Partners and $40,041 from the General Partners. The Partnership Agreement provided that the Partnership would continue until December 31, 1996, unless further extended. In September of 1996, the General Partners exercised their right and extended the term of the partnership to December 31, 1998. If the General Partners so determine, the Partnership term can be further extended for an additional two-year period, or the Partnership may be dissolved earlier.

Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used when accounting for investments, change in unrealized fair value of investments, liabilities and contingencies. Because of the inherent uncertainty of valuation, the estimated fair value of investments may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material.

Investments
-----------

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

    Equity Investments
    ------------------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership equity investments is their initial cost basis with changes as noted below:

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Equity investments valued under this method were $708,864 and $715,845 at December 31, 1997 and 1996, respectively.

All investments which are not publicly traded are valued at fair market value as determined by the Managing General Partner in the absence of readily ascertainable market values. Equity investments valued under this method were $2,768,443 and $921,990 at December 31, 1997 and 1996, respectively. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings, or events that, in the opinion of the Managing General Partners, indicate a change in value.

Convertible and subordinated notes receivable are stated at cost plus accrued interest, which is equivalent to fair value, and are included in equity investments as repayment of these notes generally occurs through conversion into equity investments.

Where, in the opinion of the Managing General Partner, events indicate that the fair value of equity investments and convertible and subordinated notes receivable may not be recoverable, a write down to estimated fair value is recorded. Temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Cost basis adjustments are reflected as "Realized losses from investment write-downs" on the Statements of Operations.

Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is specific identification.

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

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the weighted average number of Units outstanding for 1997, 1996, and 1995 of 155,221, 157,128 and 158,614, respectively, into total net realized income (loss) allocated to the Limited Partners. The General Partners contributed an amount equal to 0.1% of total Limited Partner Capital Contribution and did not receive Partnership Units.


Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The Partnership's total tax basis in investments was higher than the reported total cost basis of $8,200,626 by $1,612,253 as of December 31, 1997.

Distributions
-------------

Distributions made to the Limited Partners are made among such partners in the proportion their respective capital accounts bear to the total of all capital accounts of the group. After a reasonable amount of time, unnegotiated distribution checks, if any, are recorded as other liabilities on the Balance Sheets.


2.     Related Party Transactions
       --------------------------

Included in costs and expenses are related party costs as follows:

	For the Years Ended December 31,
	------------------------------------
	1997	1996	1995
	-------	-------	-------

Management fees	$ 131,578	165,379	148,338
Reimbursable operating expenses:
 Lending operations and
  investment management	134,418	159,570	117,938
 Administrative and investor
  services	212,469	219,893	1,035,477
 Computer services	58,296	83,418	70,057

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

The Partnership reimburses the Managing General Partner and affiliates for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services and computer services. At December 31, 1997, amounts due from related parties totaled $52,126 and at December 31, 1996, amounts due to related parties totaled $42,869. During late 1995, operating cost allocations to the Partnership were reevaluated. The Managing General Partner determined that it had not fully recovered allocable overhead as permitted by the Partnership Agreement. As a result, the Partnership was charged additional administrative and investor services costs of $877,965, which were not previously recognized by the Partnership. This charge consisted of $56,685 and $821,280 related to 1995 and prior years, respectively. If this charge had been recorded in prior years, total operating expenses would have been $510,515 for 1995.

During 1997 and 1996, the Partnership received reimbursements of $3,572 and $41,542, respectively, from portfolio companies primarily for legal, consulting, and other costs incurred in prior periods in the defense of the Partnership's secured note rights through bankruptcy court. The reimbursements were recorded as a reduction to lending operations and investment management expense.

Effective November 1, 1997, TFL assigned its California office lease to Technology Funding Property Management LLC (TFPM), an entity that is affiliated to the Managing General Partner. Under the terms of a rent agreement, TFPM charges the Partnership for its share of office rent and related overhead costs. These amounts are included in administrative and investor service costs.

Under the terms of a computer service agreement, Technology Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Within the normal course of business, the Partnership participates in secured notes receivable issued to non-affiliated borrowing companies by affiliated partnerships which are also managed by the Managing General Partner. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs.

In order to increase the future investment returns to the Partnership, a portfolio company of the Partnership and affiliated partnerships has entered into a joint venture with the General Partners to perform investment recovery efforts. The General Partners have agreed to waive any "post conversion" profit interest in the Partnership attributable to any such recoveries for a share of the joint venture net profits. The post conversion profit is pursuant to, and as defined in, the profit and loss provisions of the Partnership's Partnership Agreement. The joint venture will become effective upon approval of a joint venture operating agreement.

In 1995, TFL had a sublease rental agreement with a Partnership portfolio company in the computers and computer equipment industry. The terms of this agreement were similar to those which would apply to an unrelated party. This agreement was terminated in the fourth quarter of 1995.

3.     Allocation of Profits and Losses
       --------------------------------

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

4.     Secured Notes Receivable, Net
       -----------------------------

At December 31, 1997 and 1996, secured notes receivable consisted of:

	1997	1996
	---------	---------
Secured notes receivable	$4,311,594	4,142,170
Unamortized discount	(254,287)	(261,287)
	---------	---------
  Total secured notes receivable,
    net (cost basis)	4,057,307	3,880,883

Allowance for loan losses	(2,265,000)	(2,250,000)
	---------	---------
Total secured notes receivable,
    net (fair value)	$1,792,307	1,630,883
	=========	=========

The 1997 notes are from two portfolio companies in the computers and computer equipment and industrial/business automation industries. The notes are secured by specific assets of the borrowing companies. Interest rates at December 31, 1997, ranged from 8% to 15%.

Changes in the allowance for loan losses were as follows:

	1997	1996	1995
	--------	--------	--------
Balance, beginning of year	$2,250,000	2,183,000	2,529,000
	---------	---------	---------
 Increase (decrease) in provision
  for loan losses	7,613	(46,214)	162,272
 Secured notes receivable write-
  downs	--	--	(536,962)
 Recoveries of previous write-offs	7,387	113,214	28,690
	---------	---------	---------
Change in net unrealized fair value
 of secured notes receivable	15,000	67,000	(346,000)
	---------	---------	---------

Balance, end of year	$2,265,000	2,250,000	2,183,000
	=========	=========	=========

The allowance for loan losses is adjusted based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole and is considered adequate at the respective year ends.

Secured notes receivable of $4,057,307 and $3,880,883 at December 31, 1997 and 1996, respectively were on nonaccrual status due to the uncertainty of the borrowers' financial condition. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value. The fair value at December 31, 1997, is based on the Managing General Partner's estimate of collectibility of these notes.

The scheduled principal repayments remaining are:


      Year Ending                        Principal
      December 31,                       Repayments
      -----------                        ----------
          1998                           $  963,647
          1999                              348,292
          2000                            2,999,655
                                          ---------
                                         $4,311,594
                                          =========

Secured notes receivable which are due on demand are included as principal repayments in 1998. In addition, the Managing General Partner may at times need to restructure notes by either extending maturity dates or converting notes to equity investments to increase the ultimate collectibility of the Partnership's investments.



5.     Equity Investments
       ------------------

At December 31, 1997 and December 31, 1996, equity investments consisted of:


                                                      December 31, 1997        December 31, 1996
                                                     -------------------       -----------------
                    Investment                       Cost          Fair        Cost        Fair
Industry/Company       Date        Position          Basis         Value       Basis       Value
----------------    ----------     --------          -----         -----       -----       -----
WARRANTS
--------

Computer Software and Systems
-----------------------------
Wasatch Education    06/95       959,546 Common
 Systems                         shares at $0.50;
 Corporation                     expiring 06/00     $ 5,000           0       5,000           0

Industrial/Business Automation
------------------------------
Cyclean, Inc.        08/88       43,194 Common
                                 shares at $2.74;
                                 expiring 04/01           0           0           0           0
Cyclean, Inc.        03/91       44,589 Common
                                 shares at $3.10;
                                 expiring 04/01           0           0           0           0
Cyclean, Inc.        07/92       20,968 Common
                                 shares at $3.10;
                                 expiring 07/97           0           0           0           0
Cyclean, Inc.        07/92       53,130 Common
                                 shares at $3.10;
                                 expiring 07/02           0           0           0           0
Cyclean, Inc.        09/94       8,064 Common
                                 shares at $3.10;
                                 expiring 03/99           0           0           0           0

                                                    December 31, 1997       December 31, 1996
                                                   -------------------     -------------------
                    Investment                      Cost        Fair        Cost        Fair
Industry/Company       Date      Position           Basis       Value       Basis       Value
----------------    ----------   --------           -----       -----       -----       -----

Cyclean, Inc.        09/94       9,464 Common
                                 shares at $4.00;
                                 expiring 03/99           0           0           0           0
Cyclean, Inc.        01/95       9,750 Common
                                 shares at $4.00;
                                 expiring 01/00           0           0           0           0

Medical
-------
Hemocleanse, Inc.    01/92       12,474 Common
                                 shares at $.50;
                                 exercised 01/97         --          --           0      31,185

Semiconductor Equipment
-----------------------
Quantrad Sensor,     10/94       56,875 Common
 Inc.                            shares at $1.60;
                                 expiring 01/98           0           0           0           0
Quantrad Sensor,     10/94       30,062 Common
 Inc.                            shares at $1.60;
                                 expiring 12/98           0           0           0           0
                                                    -------     -------     -------     -------
     Total warrants                                   5,000           0       5,000      31,185
                                                    -------     -------     -------     -------

STOCKS:
Computers and Computer Equipment
--------------------------------
Censtor Corporation  05/95       4,538 Common
                                 shares               2,395           0       2,395       2,395
MARCorp              12/89       309,827 Series A
                                 Preferred shares         0           0           0           0

                                                      December 31, 1997        December 31, 1996
                                                     -------------------       -----------------
                    Investment                       Cost          Fair        Cost        Fair
Industry/Company       Date        Position          Basis         Value       Basis       Value
----------------    ----------     --------          -----         -----       -----       -----

MARCorp              05/92       Convertible
                                 subordinated
                                 debenture,
                                 $1,936,104
                                 principal amount         0           0           0           0
MARCorp              02/93       96,866 Series A
                                 Preferred shares         0           0           0           0
MTI Technology       04/94       20,928 Common
 Corporation                     shares                  --          --       73,248      65,149

Computer Software and Systems
-----------------------------
Wasatch Education    06/95       1,741,550
 Systems                         Series C
 Corporation                     Preferred
                                 shares            1,741,550     870,775   1,741,550     870,775

Industrial/Business Automation
------------------------------
ARIX Computer        04/92       34,286 Common
 Corporation                     shares                    0           0           0           0
Cyclean, Inc.        09/94       36,042 Series D
                                 Preferred shares     38,908           0      38,908           0
Cyclean, Inc.        01/95       51,051 Series D
                                 Preferred shares     55,111           0      55,111           0
Cyclean, Inc.        04/96       137,995 Series D
                                 Preferred shares    148,969           0     148,969           0
Cyclean of           03/95       Class A LLC Unit
 Los Angeles, LLC                45% ownership        11,091           0      11,091           0
Cyclean of                       1,815,000
 Long Beach, LLC     04/97       LLC Units         1,815,000   1,815,000          --          --
Cyclean of                       49,753
 Long Beach, LLC     12/97       LLC Units            49,753      49,753          --          --


                                                      December 31, 1997        December 31, 1996
                                                     -------------------       -----------------
                    Investment                       Cost          Fair        Cost        Fair
Industry/Company       Date        Position          Basis         Value       Basis       Value
----------------    ----------     --------          -----         -----       -----       -----

Medical
-------
Hemocleanse, Inc.    03/95       5,512 Common
                                 shares                5,071      11,024       5,071      16,536
Hemocleanse. Inc.    01/97       10,395 Common
                                 shares                5,196      20,788          --          --
Resonex Holding      02/94       11,402 Common
 Corporation                     shares                    0           0           0           0

Microelectronics
----------------
Celeritek, Inc.      05/94       47,219 Common
                                 shares              253,429     657,761     253,429     482,814
Elantec, Inc.        05/94       8,181 Common
                                 shares                   --          --      33,636      38,475
Elantec, Inc.        07/95       3,409 Common
                                 shares                   --          --      19,270      16,033

Telecommunications
------------------
All Post, Inc.       10/94       4,394 Common
                                 shares                3,471       1,099       3,471       1,099
3Com Corporation     06/95       1,490 Common
                                 shares                8,375      51,107       8,375     113,374
                                                   ---------   ---------   ---------   ---------
Total stocks                                       4,138,319   3,477,307   2,394,524   1,606,650
                                                   ---------   ---------   ---------   ---------
Total equity investments                          $4,143,319   3,477,307   2,399,524   1,637,835
                                                   =========   =========   =========   =========

--  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.


Marketable Equity Securities
----------------------------

At and December 31, 1997 and 1996, marketable equity securities had aggregate costs of $261,804 and $387,958, respectively and aggregate fair values of $708,864 and $715,845, respectively. The net unrealized gains at December 31, 1997 and 1996, included gross gains of $447,060 and $339,223, respectively.

Celeritek, Inc.
---------------

The Partnership recorded an increase in fair value of $174,947 to reflect the market price of the unrestricted shares at December 31, 1997.

Cyclean of Long Beach, LLC
--------------------------

In April 1997, the Partnership purchased 1,815,000 LLC Units for $1,815,000. In December 1997, the Partnership purchased an additional 49,753 LLC Units for $49,753. The Partnership is also committed to fund additional equity investments as described in Note 10. The Partnership, together with an affiliated partnership, own 100% of the company. See
Note 8 for additional information.

Elantec, Inc.
-------------

In August 1997, the Partnership sold its entire investment in the company for total proceeds of $69,532 and a realized gain of $16,626.

Hemocleanse, Inc.
-----------------

In January 1997, the Partnership exercised its warrant for common shares without cash and received 10,395 shares of common stock and realized a gain of $5,196.

MTI Technology Corporation
--------------------------

In October 1997, the Partnership sold its entire investment in the company for total proceeds of $319,295 and realized a gain of $246,047.

Wasatch Education Systems Corporation
-------------------------------------

In February 1997, the company sold its education market net assets to Wasatch Interactive Learning Company (an entity formed by the company's former management team), for $1.5 million in cash and future royalties over a five year period, while retaining ownership of the majority of its technology.

Currently, the company's operations have been limited to pursuit of additional markets for its technology, debt service and the receipt of royalty income. At December 31, 1997, the company had capitalized technology costs, net current assets, and stockholders equity of $3,044,000, $83,000 and $3,127,000 (unaudited), respectively. The
Partnership has valued its investment in the company at its share of expected future royalty payments and estimated proceeds from the sale of the company's technology. Because of the inherent uncertainties involved in estimating these future proceeds, the estimated fair value of $870,775 may differ significantly from a value that would have been used had a ready market existed, and the differences could be material.

3Com Corporation
----------------

The Partnership recorded a fair value decrease of $62,267 to reflect the market price of the unrestricted shares at December 31, 1997.

6.     Change in Net Unrealized Fair Value of Equity Investments
       ---------------------------------------------------------

In accordance with the Partnership's accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:

	For the Years Ended December 31,
	---------------------------------
	1997	1996	1995
	--------	--------	--------
Increase in fair
  value from cost of marketable
  equity securities	$  447,060	327,887	92,684

(Decrease) increase in fair value
  from cost of non-marketable
  equity securities	(1,113,072)	(1,089,576)	179,115
	---------	---------	---------

Net unrealized fair value
 (decrease) increase from cost
  at end of year	(666,012)	(761,689)	271,799

Net unrealized fair value
 (decrease) increase from cost
  at beginning of year	(761,689)	271,799	(1,332,876)
	---------	---------	---------

Change in net unrealized
  fair value of equity
  investments	$   95,677	(1,033,488)	1,604,675
	=========	=========	=========


7.     Cash and Cash Equivalents
       -------------------------

At December 31, 1997 and 1996, cash and cash equivalents consisted of:


	1997	1996
	--------	--------
Demand accounts	$ 38,563	7,987
Money-market accounts	631,293	3,235,921
	-------	---------
     Total	$669,856	3,243,908
	=======	=========

8.     Litigation and Other Investment Expenses
       ----------------------------------------

Other investment expenses in 1997, 1996 and 1995 of $174,274, $201,820 and $295,300, respectively, reflect the cost of the following legal actions.

In 1992, the Partnership and a portfolio company in the retail/consumer products industry filed a lawsuit against Quebecor in the Superior Court of Guilford County, North Carolina, claiming that the Partnership had the right to take possession of collateral upon foreclosure on the portfolio company, the price paid was fair and did not interfere with Quebecor's legal rights. Quebecor filed a counter suit claiming otherwise and sought relief for $2.6 million, including accrued interest, legal costs and punitive damages. In March of 1997, the Partnership and the portfolio company obtained a favorable judgment in its appeal of a prior trial court ruling that declared the assets of the portfolio company, for a sum not certain, are available to satisfy certain claims of Quebecor. Quebecor's subsequent appeal to the North Carolina Supreme Court was denied in July of 1997. Quebecor's request for a rehearing was denied and all suits have been terminated. The Partnership is seeking to recover certain costs of this litigation.

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

As a result of a settlement conference, these lawsuits were resolved effective April 1, 1997. The Partnership indirectly purchased Ecopave Corp. and Vance's interest in Ecopave for $5.5 million, of which $3,685,000 was participated by an affiliated partnership. In addition, an escrow account for $750,000 was established as collateral for a note payable by Ecopave to Ecopave Corp. The Partnership's share of this deposit is $247,500. While the Partnership expects Ecopave to repay the note, if Ecopave fails to do so, the note holder may assume the escrow account. The Managing General Partner believes that the fair value of this additional investment is equal to or greater than the purchase price and the Partnership has improved its ability to recover its secured notes receivable.

9.     Repurchase of Limited Partnership Interests
       -------------------------------------------

Each June, Limited Partners may tender their Units for repurchase by the Partnership. The price paid for any units tendered is based on the June 30 estimates of fair value for the Partnership. Units repurchased and the amounts paid were: 5,101 Units for $219,883; 2,158 Units for $112,216 and 1,177 Units for $55,319 in 1997, 1996, and 1995, respectively.

10.     Commitments and Contingencies
        -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1997, the Partnership had unfunded commitments for equity investments of $200,246.

At December 31, 1997, restricted cash of $264,074 included the following:

In April 1997, the Partnership together with an affiliated partnership, deposited $750,000 into an escrow account as collateral for a note payable of Ecopave. The Partnership's share of the deposit is $247,500. While the Partnership expects Ecopave to repay the note, if Ecopave fails to do so, the note holder may assume the escrow account.

In December 1997, the Partnership together with an affiliated partnership, guaranteed equipment financing for a portfolio company by depositing $50,000 in an escrow account with the lending institution.
The Partnership funded $16,500 of this deposit. If the portfolio company fails to repay the line of credit, the Partnership may forego the escrowed funds.

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

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 25, 1998    By:       /s/Michael Brenner
                              --------------------------------------
	Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature              Capacity                   Date
       ---------              --------                   ----

   /s/Charles R. Kokesh       President, Chief       March 25, 1998
------------------------      Executive Officer,
Charles R. Kokesh             Chief Financial
                              Officer and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Gregory T. George       Group Vice President   March 25, 1998
--------------------------    of Technology Funding
Gregory T. George             Inc. and a General
                              Partner of Technology
                              Funding Ltd.


The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.