Form 10-Q
period 1998-03-31
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 1998-05-15
CIK 764061

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                         (unaudited)
                                          March 31,      December 31,
                                            1998              1997
                                        -------------    ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $4,057,307 in
  1998 and 1997)                        $1,792,307         1,792,307
 Equity investments (cost basis
  of $4,293,145 and $4,143,319 in
  1998 and 1997, respectively)           3,492,792         3,477,307
                                         ---------         ---------

     Total investments                   5,285,099         5,269,614

Cash and cash equivalents                  302,147           669,856

Restricted cash                            264,271           264,074

Due from related parties                    83,800            52,126

Other assets                                43,957            18,556
                                         ---------         ---------

     Total assets                       $5,979,274         6,274,226
                                         =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $   44,092            57,675
Other liabilities                           11,301            11,301
                                         ---------         ---------

     Total liabilities                      55,393            68,976

Commitments, contingencies and
 subsequent event (Notes 1, 2 and 8)

Partners' capital:
 Limited Partners
  (Units outstanding of 150,570 in
   1998 and 1997)                        9,144,507         9,290,065
 General Partners                         (155,273)         (153,803)
 Net unrealized fair value decrease
   from cost:
   Secured notes receivable             (2,265,000)       (2,265,000)
   Equity investments                     (800,353)         (666,012)
                                         ---------         ---------

     Total partners' capital             5,923,881         6,205,250
                                         ---------         ---------

     Total liabilities and
      partners' capital                 $5,979,274         6,274,226
                                         =========         =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   ------------------------------------
                                             1998         1997
                                          ----------   -----------
Income:
 Secured notes receivable interest       $      --       22,462
 Short-term investment interest              9,405       37,657
 Other income                                   --        5,172
                                           -------      -------
     Total income                            9,405       65,291
                                           -------      -------

Costs and expenses:
 Management fees                            31,716       34,004
 Other investment expenses                      --      148,831
 Operating expenses                        124,717      122,520
                                           -------      -------
     Total costs and expenses              156,433      305,355
                                           -------      -------

Net operating loss                        (147,028)    (240,064)

 Net realized gain from sales of
  equity investments                            --        5,198
                                           -------      -------

Net realized loss                         (147,028)    (234,866)

 Change in net unrealized
  fair value:
   Equity investments                     (134,341)     (14,388)
                                           -------      -------

Net loss                                 $(281,369)    (249,254)
                                           =======      =======

Net realized loss per Unit               $      (1)          (1)
                                           =======      =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       ------------------------------------
                                                 1998             1997
                                              ---------         ---------
Cash flows from operating activities:
 Interest received                            $  9,405            65,291
 Cash paid to vendors                          (54,315)          (38,265)
 Cash paid to related parties                 (172,776)         (167,972)
                                               -------         ---------

     Net cash used by operating
      activities                              (217,686)         (140,946)
                                               -------         ---------

Cash flows from investing activities:
 Purchase of equity investments               (149,826)               --
 Secured notes receivable issued                    --           (33,213)
 Repayments of secured notes receivable             --             4,989
                                               -------         ---------

     Net cash used by investing
      activities                              (149,826)          (28,224)
                                               -------         ---------

Net decrease in cash and
 restricted cash                              (367,512)         (169,170)

Cash and restricted cash at
 beginning of year                             933,930         3,886,602
                                               -------         ---------
Cash and restricted cash at March 31          $566,418         3,717,432
                                               =======         =========

See accompanying notes to financial statements.

------------------------------------------------

                                   For the Three Months Ended March 31,
                                   ---------------------------------------
                                                 1998            1997
                                              ----------      ---------
Reconciliation of net loss to net cash
 used by operating activities:

Net loss                                      $(281,369)      (249,254)

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Net realized gain from sales of
   equity investments                                --         (5,198)
  Change in net unrealized fair value:
   Equity investments                           134,341         14,388

Changes in:
  Accounts payable and accrued expenses         (13,583)       128,581
  Due to/from related parties                   (31,674)       (29,602)
  Other assets                                  (25,401)         1,954
  Other liabilities                                  --         (1,815)
                                                -------        -------

Net cash used by operating
 activities                                   $(217,686)      (140,946)
                                                =======        =======


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of March 31, 1998, and December 31, 1997, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1998 and 1997, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997. The following notes to financial statements for activity through March 31, 1998, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

       Extension of Partnership
       ------------------------

In April 1998, the General Partners extended the Partnership's term for another two-year period to December 31, 2000.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1998 and 1997, were as follows:


                                                   1998          1997
                                                 --------      --------

Management fees                                  $ 31,716        34,004

Reimbursable operating expenses                   109,386       104,366

Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. At March 31, 1998 and December 31, 1997, due from related parties for such expenses were $83,800 and $52,126, respectively.

3.     Net Realized Income (Loss) Per Unit
       -----------------------------------

Net realized income (loss) per Unit is calculated by dividing total net realized income (loss) allocated to the Limited Partners by the average number of Units outstanding for the three months ended March 31, 1998 and 1997 of 150,570 and 155,671, respectively.

4.     Secured Notes Receivable, Net
       -----------------------------

There were no secured notes receivable activities from January 1 through March 31, 1998.

The Partnership's secured notes receivable portfolio was on nonaccrual status due to the uncertainty of the financial conditions of certain borrowers at March 31, 1998 and December 31, 1997. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value. The fair value at March 31, 1998, recognizes the Managing General Partner's estimate of collectibility of these notes. All notes are secured by specific assets of the borrowing company.


5.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1997, is included in the 1997 Annual Report.  Activity from January 1 through March 31, 1998, consisted of:
                                                       January 1 through March 31, 1998
                                                       --------------------------------
                            Investment                            Cost          Fair
Industry/Company               Date           Position            Basis         Value
----------------            ----------        --------          ---------    ----------
Balance at January 1, 1998                                     $4,143,319     3,477,307
                                                                ---------     ---------

Significant changes:

STOCKS:
------

Industrial/Business Automation
------------------------------
Cyclean of                    01/98-        149,826
 Long Beach, LLC              03/98         LLC Units             149,826       149,826

Microelectronics
----------------
Celeritek, Inc.               05/94         47,219 Common
                                            shares                      0      (136,558)

                                                                ---------     ---------

   Total significant changes                                      149,826        13,268

   Other changes, net                                                   0         2,217
                                                                ---------     ---------

Total equity investments at March 31, 1998                     $4,293,145     3,492,792
                                                                =========     =========
</TABLE


Marketable Equity Securities
----------------------------

At March 31, 1998, and December 31, 1997, marketable equity securities had aggregate costs of $261,804 and $261,804, respectively and aggregate fair values of $574,527 and $708,864, respectively. The net unrealized gains at March 31, 1998, and December 31, 1997, did not include any gross losses.

Cyclean of Long Beach, LLC
--------------------------

In the first quarter of 1998, the Partnership purchased 149,826 LLC Units for a total of $149,826.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations for publicly-traded portfolio companies.

6.     Other Investment Expenses
       -------------------------

Other investment expenses, primarily legal fees, of $148,831 in 1997, reflect the participated cost of litigation which was settled in the same year. There were no such expenses in 1998.

7.     Cash and Cash Equivalents
       -------------------------

At March 31, 1998, and December 31, 1997, cash and cash equivalents consisted of:


                                                1998          1997
                                              --------      ---------
Demand and brokerage accounts                 $ 30,194         38,563
Money market accounts                          271,953        631,293
                                               -------      ---------
Total                                         $302,147        669,856
                                               =======      =========


8.     Commitments and contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. The Partnership had unfunded commitments for equity investments of $47,920 as of March 31, 1998.
At March 31, 1998, restricted cash of $264,271 included the following:

In April, 1997, the Partnership together with an affiliated partnership, deposited $750,000 into an escrow account as collateral for a note payable of a portfolio company. The Partnership's share of the deposit is $247,500. While the Partnership expects the company to repay the note, if they fail to do so, the note holder may assume the escrow account.

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

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1998, net cash used by operating activities totaled $217,686. The Partnership paid $172,776 to related parties. Other operating expenses of $54,315 were paid, and interest income of $9,405 was received.

During the three months ended March 31, 1998, the Partnership funded $149,826 in equity investments to a portfolio company in the industrial and business automation industry.

Cash and restricted cash at March 31, 1998, were $566,418. Future distributions will be dependent upon loan repayments from borrowing companies, future proceeds from equity investment sales, and available cash. Operating cash reserves combined with proceeds from the sale of investments, interest income received from short-term investments, repayments of secured notes receivable and equity investment sales are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $281,369 and $249,254 for the three months ended March 31, 1998 and 1997, respectively. The increase in net loss was primarily a result of a $119,953 decrease in the change in net unrealized fair value of investments and a $55,886 decrease in interest and other income, partially offset by a $148,831 decrease in other investment expenses.

The $134,341 decrease in net unrealized fair value of investments during the quarter ended March 31, 1998, was primarily due to decreases in the microelectronics industry.

Interest and other income was $9,405 and $65,291 during the three months ended March 31, 1998 and 1997, respectively. The decrease was mostly attributable to lower cash and cash equivalent balances in 1998 and loans on nonaccrual status.
Other investment expenses, primarily legal fees, for the quarter ended March 31, 1997 were $148,831. There were no such expenses in 1998. The decrease was due to the settlement of the related litigation.

Total operating expenses were $124,717 and $122,520 for the three months ended March 31, 1998 and 1997, respectively.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1998.

(b) Financial Data Schedule for the three months ended and as of March 31, 1998 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  May 14, 1998      By:      /s/Michael R. Brenner
                           ------------------------------------
                                     Michael R. Brenner
                                     Controller