Form 10-Q
period 1998-06-30
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 1998-08-14
CIK 764061

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                         (unaudited)
                                           June 30,       December 31,
                                            1998             1997
                                        ------------      ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $4,057,307 in
  1998 and 1997)                        $1,792,307         1,792,307
 Equity investments (cost basis
  of $4,591,065 and $4,143,319 in
  1998 and 1997, respectively)           3,566,193         3,477,307
                                         ---------         ---------

     Total investments                   5,358,500         5,269,614

Cash and cash equivalents                  182,558           669,856

Restricted cash                             16,500           264,074

Due from related parties                        --            52,126

Other assets                                52,401            18,556
                                         ---------         ---------

     Total assets                       $5,609,959         6,274,226
                                         =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $   40,636            57,675
Due to related party                         1,500                --
Other liabilities                           10,852            11,301
                                         ---------         ---------

     Total liabilities                      52,988            68,976

Commitments and contingencies
 (Notes 3 and 9)

Partners' capital:
 Limited Partners
  (Units outstanding of 150,570 in
   1998 and 1997)                        9,003,541         9,290,065
 General Partners                         (156,698)         (153,803)
 Net unrealized fair value decrease
   from cost:
   Secured notes receivable             (2,265,000)       (2,265,000)
   Equity investments                   (1,024,872)         (666,012)
                                         ---------         ---------

     Total partners' capital             5,556,971         6,205,250
                                         ---------         ---------

     Total liabilities and
      partners' capital                 $5,609,959         6,274,226
                                         =========         =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three                 For the Six
                                              Months Ended                  Months Ended
                                                June 30,                      June 30,
                                        ------------------------      ------------------------
                                            1998         1997             1998          1997
                                            ----         ----             ----          ----
Income:
 Secured notes receivable interest       $      --           --               --        22,462
 Short-term investment interest              4,772       10,959            8,205        48,616
 Other income                                   --        8,471               --        13,643
                                           -------      -------          -------       -------
   Total income                              4,772       19,430            8,205        84,721
                                           -------      -------          -------       -------

Costs and expenses:
 Management fees                            29,619       32,757           61,335        66,761
 Other investment expenses                      --       41,600               --       190,431
 Operating expenses                        117,544      105,900          236,289       228,420
                                           -------      -------         --------       -------

   Total costs and expenses                147,163      180,257          297,624       485,612
                                           -------      -------         --------       -------

Net operating loss                        (142,391)    (160,827)        (289,419)     (400,891)

 Net realized gain from sales of
  equity investments                            --           --               --         5,198

                                           -------      -------          -------       -------

Net realized loss                         (142,391)    (160,827)        (289,419)     (395,693)


 Change in net unrealized
  fair value:
   Secured notes receivable                     --      (15,000)              --       (15,000)
   Equity investments                     (224,520)      94,975         (358,860)       80,587
                                           -------      -------          -------       -------

Net loss                                 $(366,911)     (80,852)        (648,279)     (330,106)
                                           =======      =======          =======       =======

Net realized loss per Unit               $      (1)          (1)              (2)           (3)
                                           =======      =======          =======       =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                          For the Six Months Ended June 30,
                                          ---------------------------------
                                                 1998             1997
                                              ---------         ---------
Cash flows from operating activities:
 Interest received                            $  8,205            84,721
 Cash paid to vendors                          (90,961)         (350,344)
 Cash paid to related parties                 (204,370)         (282,139)
                                               -------        ----------

     Net cash used by operating
      activities                              (287,126)         (547,762)
                                               -------        ----------

Cash flows from investing activities:
 Purchase of equity investments               (447,746)       (1,815,000)
 Secured notes receivable issued                    --          (165,213)
 Repayments of secured notes receivable             --             4,989
                                               -------        ----------

     Net cash used by investing
      activities                              (447,746)       (1,975,224)
                                               -------        ----------

Net decrease in cash and
 restricted cash                              (734,872)       (2,522,986)

Cash and restricted cash at
 beginning of year                             933,930         3,886,602
                                               -------        ----------
Cash and restricted cash at June 30           $199,058         1,363,616
                                               =======        ==========

See accompanying notes to financial statements.

------------------------------------------------

                                         For the Six Months Ended June 30,
                                         ---------------------------------
                                                 1998            1997
                                              ----------      ---------
Reconciliation of net loss to net cash
 used by operating activities:

Net loss                                      $(648,279)      (330,106)

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Net realized gain from sales of
   equity investments                                --         (5,198)
  Change in net unrealized fair value:
   Equity investments                           358,860        (80,587)
   Secured notes receivable                          --         15,000

Changes in:
  Accounts payable and accrued expenses         (17,039)       (91,143)
  Due to/from related parties                    53,626        (39,570)
  Other assets                                  (33,845)       (14,346)
  Other changes, net                               (449)        (1,812)
                                                -------        -------

Net cash used by operating
 activities                                   $(287,126)      (547,762)
                                                =======        =======


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the accompanying interim financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

       Extension of Partnership
       ------------------------

In April 1998, the Managing General Partner extended the Partnership's term for an additional two-year period to December 31, 2000.

2.  Financing of Partnership Operations
    -----------------------------------

The Managing General Partner expects cash received from the future liquidation of Partnership investments and the collection of notes receivable will provide the necessary liquidity to fund Partnership operations. The Partnership may be dependent upon the financial support of the Managing General Partner to fund operations if future proceeds are not received timely. The Managing General Partner has committed to support the Partnership's working capital requirements through short term advances.

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1998 and 1997, were as follows:


                                                   1998          1997
                                                 --------      --------

Management fees                                  $ 61,335        66,761

Reimbursable operating expenses                   196,661       175,808

Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. At June 30, 1998, amounts due to related parties for such expenses were $1,500 compared to $52,126 due from related parties at December 31, 1997.

4.     Net Realized Income (Loss) Per Unit
       -----------------------------------

Net realized income (loss) per Unit is calculated by dividing total net realized income (loss) allocated to the Limited Partners by the average number of Units outstanding for the six months ended June 30, 1998 and 1997 of 150,570 and 155,221, respectively.

5.     Secured Notes Receivable, Net
       -----------------------------

There were no secured notes receivable activities from January 1 through June 30, 1998.

The Partnership's secured notes receivable portfolio was on nonaccrual status due to the uncertainty of the financial conditions of certain borrowers at June 30, 1998 and December 31, 1997. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value. The fair value at June 30, 1998, recognizes the Managing General Partner's estimate of collectibility of these notes. All notes are secured by specific assets of the borrowing company.


6.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1997 is included in the 1997 Annual Report.  Activity from January 1 through June 30, 1998 consisted of:
                                                                       January 1
                                                                 through June 30, 1998
                                                                ----------------------
                            Investment                            Cost          Fair
Industry/Company               Date           Position            Basis         Value
----------------            ----------        --------          ---------     ---------
Balance at January 1, 1998                                     $4,143,319     3,477,307
                                                                ---------     ---------

Significant changes:

Industrial/Business Automation
------------------------------
CLB, LLC                      01/98-        447,746
                              06/98         LLC Units             447,746       447,746

Microelectronics
----------------
Celeritek, Inc.               05/94         47,219 Common
                                            shares                      0      (352,585)

                                                                ---------     ---------

   Total significant changes                                      447,746        95,161

   Other changes, net                                                   0        (6,275)
                                                                ---------     ---------

Total equity investments at June 30, 1998                      $4,591,065     3,566,193
                                                                =========     =========
</TABLE


Marketable Equity Securities
----------------------------

At June 30, 1998, and December 31, 1997, marketable equity securities had aggregate costs of $261,804 and $261,804, respectively and aggregate fair values of $350,007 and $708,864, respectively. The net unrealized gains at June 30, 1998, and December 31, 1997, did not include any gross losses.

CLB, LLC
--------

In the first quarter of 1998, the Partnership purchased 149,826 LLC Units for $149,826 and in the second quarter purchased an additional 297,920 LLC
Units for $297,920. The Partnership, together with an affiliated partnership, owns 100% of the company.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations for publicly-traded portfolio companies.

7.     Other Investment Expenses
       -------------------------

Other investment expenses, primarily legal fees, of $190,431 in 1997, reflect the participated cost of litigation which was settled in the same year. There were no such expenses in 1998.

8.     Cash and Cash Equivalents
       -------------------------

At June 30, 1998, and December 31, 1997, cash and cash equivalents consisted of:


                                                1998          1997
                                              --------      ---------
Demand accounts                               $ 30,294         38,563
Money market accounts                          152,264        631,293
                                               -------      ---------
Total                                         $182,558        669,856
                                               =======      =========


9.     Commitments and contingencies
       -----------------------------

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

In April, 1997, the Partnership together with an affiliated partnership, deposited $750,000 into an escrow account as collateral for a $750,000 note payable of Ecopave. At December 31, 1997, the Partnership's share of the deposit was $247,500. In June 1998, certain assets of CLB, LLC, a portfolio company, were pledged as collateral for the Ecopave note payable, resulting in the release of the Partnership's escrowed funds. The Partnership, however, remains a guarantor for the note payable.

In December 1997, the Partnership together with an affiliated Partnership, guaranteed $50,000 of equipment financing for a portfolio company by depositing $50,000 in an escrow account with the lending institution. The Partnership funded $16,500 of this deposit. If the portfolio company fails to repay the line of credit, the Partnership may forego the escrowed funds.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1998, net cash used by operating activities totaled $287,126. The Partnership paid $204,370 to related parties. Other operating expenses of $90,961 were paid, and interest income of $8,205 was received.

During the six months ended June 30, 1998, the Partnership funded $447,746 in equity investments to a portfolio company in the industrial and business automation industry.

Cash and restricted cash at June 30, 1998, were $199,058. Future distributions will be dependent upon loan repayments from borrowing companies, future proceeds from equity investment sales, and available cash. Operating cash reserves, proceeds from sales of equity investments, repayments of secured notes receivable, and the Managing General Partner's support are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $366,911 and $80,852 for the three months ended June 30, 1998 and 1997, respectively. The increase in net loss was primarily a result of a $304,495 decrease in the change in net unrealized fair value of investments and a $14,658 decrease in interest and other income, partially offset by a $41,600 decrease in other investment expenses.

The $224,520 decrease in net unrealized fair value of investments during the quarter ended June 30, 1998, was primarily due to decreases in the microelectronics industry. In the corresponding quarter of 1997, the $79,975 increase in investment fair value was primarily due to increases in the microelectronics industry.

Interest and other income was $4,772 and $19,430 during the three months ended June 30, 1998 and 1997, respectively. The decrease was mostly attributable to lower cash and cash equivalent balances in 1998.

Other investment expenses, primarily legal fees, for the quarter ended June 30, 1997 were $41,600. There were no such expenses in 1998. The decrease was due to the settlement of the related litigation.

Total operating expenses were $117,544 and $105,900 for the three months ended June 30, 1998 and 1997, respectively. The increase is attributable to increased investment monitoring activities and administrative costs.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
------------------------------------------------------------------------
year
----

Net losses were $648,279 and $330,106 for the six months ended June 30, 1998 and 1997, respectively. The increase in net loss was substantially due to a $424,447 decrease in the change in net unrealized fair value of investments and a $76,516 decrease in interest and other income, partially offset by a $190,431 decrease in other investment expenses.

The $358,860 decrease in net unrealized fair value of equity investments during the quarter ended June 30, 1998 was primarily due to decreases in the microelectronics industry. In the corresponding period of 1997, the increase in equity investment fair value of $80,587 primarily related to increases in portfolio companies in the microelectronics industry.

Interest and other income was $8,205 and $84,721 for the six months ended June 30, 1998 and 1997, respectively. The decrease is due to lower cash and cash equivalent balances and loans on nonaccrual status.

Other investment expenses were $190,431 for the six months ended June 30, 1997. There were no such expenses in 1998. The decrease was due to the settlement of the related litigation.

Total operating expenses were $236,289 and $228,420 for the six months ended June 30, 1998, and 1997, respectively.



II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1998.

b) Financial Data Schedule for the six months ended and as of June 30, 1998 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  August 12, 1998   By:      /s/Michael R. Brenner
                           ------------------------------------
                                     Michael R. Brenner
                                     Controller