Form 10-Q
period 1998-09-30
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 1998-11-13
CIK 764061

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

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

                                         (unaudited)
                                         September 30,     December 31,
                                            1998              1997
                                        ------------      ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $4,057,307 in
  1998 and 1997)                        $1,792,307         1,792,307
 Equity investments (cost basis
  of $4,329,264 and $4,143,319 in
  1998 and 1997, respectively)           3,184,373         3,477,307
                                         ---------         ---------

     Total investments                   4,976,680         5,269,614

Cash and cash equivalents                  221,087           669,856

Restricted cash                             16,500           264,074

Due from related parties                        --            52,126

Other assets                                57,176            18,556
                                         ---------         ---------

     Total assets                       $5,271,443         6,274,226
                                         =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $   52,466            57,675
Due to related party                       148,193                --
Other liabilities                           10,852            11,301
                                         ---------         ---------

     Total liabilities                     211,511            68,976

Commitments and contingencies
 (Notes 3 and 9)

Partners' capital:
 Limited Partners
  (Units outstanding of 150,570 in
   1998 and 1997)                        8,630,291         9,290,065
 General Partners                         (160,468)         (153,803)
 Net unrealized fair value decrease
   from cost:
   Secured notes receivable             (2,265,000)       (2,265,000)
   Equity investments                   (1,144,891)         (666,012)
                                         ---------         ---------

     Total partners' capital             5,059,932         6,205,250
                                         ---------         ---------

     Total liabilities and
      partners' capital                 $5,271,443         6,274,226
                                         =========         =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                               For the Three                 For the Nine
                                               Months Ended                  Months Ended
                                               September 30,                 September 30,
                                        ------------------------      ------------------------
                                            1998         1997             1998          1997
                                            ----         ----             ----          ----
Income:
 Secured notes receivable interest       $      --           --               --        22,462
 Short-term investment interest                 82        5,354            8,287        53,970
 Other income                                   --       11,380               --        25,023
                                           -------      -------        ---------       -------
   Total income                                 82       16,734            8,287       101,455
                                           -------      -------        ---------       -------

Costs and expenses:
 Management fees                            27,785       32,488           89,120        99,249
 Other investment expenses                      --           --               --       190,431
 Operating expenses:
  Lending operations and investment
   management                               53,430       65,774          123,102       127,647
  Administrative and investor services     184,290       89,069          328,875       208,441
  Computer services                         32,597       24,180           29,882        52,159
  Professional fees                         12,466       17,440           37,213        36,636
                                           -------      -------       ----------       -------
     Total operating expenses              282,783      196,463          519,072       424,883
                                           -------      -------       ----------       -------
   Total costs and expenses                310,568      228,951          608,192       714,563
                                           -------      -------       ----------       -------

Net operating loss                        (310,486)    (212,217)        (599,905)     (613,108)

 Net realized (loss) gain from sales of
  equity investments                       (66,534)      16,626          (66,534)       21,824

                                           -------      -------        ---------       -------

Net realized loss                         (377,020)    (195,591)        (666,439)     (591,284)

 Change in net unrealized
  fair value:
   Secured notes receivable                     --           --               --       (15,000)
   Equity investments                     (120,019)     441,001         (478,879)      521,588
                                           -------      -------        ---------       -------

Net (loss) income                        $(497,039)     245,410       (1,145,318)      (84,696)
                                           =======      =======        =========       =======

Net realized loss per Unit               $      (2)          (1)              (4)           (4)
                                           =======      =======        =========       =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                                  For the Nine Months
                                                  Ended September 30,
                                              ---------------------------
                                                 1998             1997
                                              ---------         ---------
Cash flows from operating activities:
 Interest received                            $  8,287           101,455
 Cash paid to vendors                         (113,519)         (400,377)
 Cash paid to related parties                 (338,632)         (451,991)
                                               -------        ----------

     Net cash used by operating
      activities                              (443,864)         (750,913)
                                               -------        ----------

Cash flows from investing activities:
 Secured notes receivable issued                    --          (181,413)
 Repayments of secured notes receivable             --             4,989
 Proceeds from sales of equity investments     195,267            69,534
 Purchase of equity investments               (447,746)       (1,815,000)
                                               -------        ----------

     Net cash used by investing
      activities                              (252,479)       (1,921,890)
                                               -------        ----------

Net decrease in cash and
 restricted cash                              (696,343)       (2,672,803)

Cash and restricted cash at
 beginning of year                             933,930         3,886,602
                                               -------        ----------
Cash and restricted cash at September 30      $237,587         1,213,799
                                               =======        ==========

See accompanying notes to financial statements.

------------------------------------------------

                                                 For the Nine Months
                                                 Ended September 30,
                                              -------------------------
                                                 1998            1997
                                              ----------      ---------
Reconciliation of net loss to net cash
 used by operating activities:

Net loss                                    $(1,145,318)       (84,696)

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Net realized loss (gain) from sales of
   equity investments                            66,534        (21,824)
  Change in net unrealized fair value:
   Equity investments                           478,879       (521,588)
   Secured notes receivable                          --         15,000

Changes in:
  Accounts payable and accrued expenses          (5,209)       (86,182)
  Due to/from related parties                   200,319        (32,416)
  Other changes, net                            (39,069)       (19,207)
                                              ---------        -------

Net cash used by operating
 activities                                 $  (443,864)      (750,913)
                                              =========        =======

Non-cash financing activities:
 Limited Partners unit repurchases          $        --        250,284
                                              =========        =======


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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1998 and 1997, were as follows:

                                                   1998          1997
                                                 --------      --------
Management fees                                  $ 89,120        99,249

Reimbursable operating expenses                   449,831       320,326

Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. At September 30, 1998, amounts due to related parties for such expenses were $148,193 compared to $52,126 due from related parties at December 31, 1997.

The Managing General Partner allocates operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In the third quarter of 1998, the Managing General Partner reevaluated allocations to the Partnership and determined that they had not fully recovered allocable operating expenses, primarily salary and benefits, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses in the third quarter of 1998 of $122,514 consisting of $12,070 for the nine months ended September 30, 1997 and $110,444 for prior years. Had the additional expenses been recorded in prior years, total operating expenses for the three months ended September 30, 1998 and 1997 would have been $160,269 and $208,533, respectively, and total operating expenses for the nine months ended September 30, 1998 and 1997 would have been $396,558 and $436,953, respectively.

4.     Net Realized Income (Loss) Per Unit
       -----------------------------------

Net realized income (loss) per Unit is calculated by dividing total net realized income (loss) allocated to the Limited Partners by the average number of Units outstanding for the nine months ended September 30, 1998 and 1997 of 150,570 and 154,682, respectively.

5.     Secured Notes Receivable, Net
       -----------------------------

There were no secured notes receivable activities from January 1 through September 30, 1998.

The Partnership's secured notes receivable portfolio at September 30, 1998 and December 31, 1997 was on nonaccrual status due to the uncertainty of the borrowers' financial conditions. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value. The fair value at September 30, 1998, reflects the Managing General Partner's estimate of collectibility of these notes. All notes are secured by specific assets of the borrowing companies.


6.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1997 is included in the 1997 Annual Report.  Activity from January 1 through September 30, 1998 consisted of:
                                                                  January 1 through
                                                                  September 30, 1998
                                                                -----------------------
                            Investment                            Cost          Fair
Industry/Company               Date           Position            Basis         Value
----------------            ----------        --------          ---------     ---------
Balance at January 1, 1998                                     $4,143,319     3,477,307
                                                                ---------     ---------

Significant changes:

Industrial/Business Automation
------------------------------
CLB, LLC                      01/98-        447,746
                              06/98         LLC Units             447,746       447,746

Microelectronics
----------------
Celeritek, Inc.               05/94         47,219 Common
                                            shares               (253,426)     (657,761)

Telecommunications
------------------
3Com Corporation              06/95         1,490 Common
                                            shares                 (8,375)      (51,107)
                                                                ---------     ---------

   Total significant changes                                      185,945      (261,122)

   Other changes, net                                                   0       (31,812)
                                                                ---------     ---------

Total equity investments at September 30, 1998                 $4,329,264     3,184,373
                                                                =========     =========
</TABLE


Marketable Equity Securities
----------------------------

At December 31, 1997, marketable equity securities had aggregate costs of $261,804 and aggregate fair values of $708,864. The net unrealized gains at December 31, 1997, did not include any gross losses.

3Com Corporation
----------------

In September 1998, the Partnership sold its investment in the company for total proceeds of $47,213 and realized a gain of $38,838.

Celeritek, Inc.
---------------

In September 1998, the Partnership sold its investment in the company for total proceeds of $147,554 and realized a loss of $105,872.

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

8.     Cash and Cash Equivalents
       -------------------------

At September 30, 1998, and December 31, 1997, cash and cash equivalents consisted of:


                                                1998          1997
                                              --------      ---------
Demand accounts                               $ 27,834         38,563
Money market accounts                          193,253        631,293
                                               -------      ---------
Total                                         $221,087        669,856
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

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1998, net cash used by operating activities totaled $443,864. The Partnership paid $338,632 to related parties. Other operating expenses of $113,519 were paid, and interest income of $8,287 was received.

During the nine months ended September 30, 1998, the Partnership funded $447,746 in equity investments to a portfolio company in the industrial and business automation industry. Proceeds from sales of equity investments were $195,267.

Cash and restricted cash at September 30, 1998, were $237,587. Future distributions will be dependent upon loan repayments from borrowing companies, future proceeds from equity investment sales, and available cash. Operating cash reserves, proceeds from sales of equity investments, repayments of secured notes receivable, and the Managing General Partner's support are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net loss was $497,039 for the three months ended September 30, 1998 as compared to net income of $245,410 for the three months ended September 30, 1997. The increase in net loss was primarily a result of a $561,020 decrease in the change in net unrealized fair value of investments, an $86,320 increase in operating expenses and a $83,160 decrease in realized gains from sales of equity investments.

The $120,019 decrease in net unrealized fair value of investments during the quarter ended September 30, 1998, was primarily due to the sales of the Partnership's investments in Celeritek, Inc. and 3Com Corporation. In the corresponding quarter of 1997, the $441,001 increase in equity investment fair value was primarily due to increases in the microelectronics industry.

Total operating expenses were $282,783 and $196,463 for the three months ended September 30, 1998 and 1997, respectively. As disclosed in Note 3 to the financial statements, operating expenses for the three months ended September 30, 1998 include additional expenses of $122,514 related to prior years which were not previously charged to the Partnership. Had the additional expenses been recorded in prior years, operating expenses for the quarters ended September 30, 1998 and 1997 would have been $160,269 and $208,533, respectively. The decrease is attributable to decreased administrative and investor services, investment operations expenses and professional fees due to decreased levels of investment activity.

The net realized loss from sales of equity investments of $66,534 for the three months ended September 30, 1998 primarily resulted from a loss on the sale of Celeritek, Inc. common shares, partially offset by a gain on the sale of 3Com Corporation common shares.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the preceding
------------------------------------------------------------------------
year
----

Net losses were $1,145,318 and $84,696 for the nine months ended September 30, 1998 and 1997, respectively. The increase in net loss was substantially due to a $1,000,467 decrease in the change in net unrealized fair value of equity investments, a $94,189 increase in operating expenses and a $93,168 decrease in interest and other income, partially offset by a $190,431 decrease in other investment expenses.

The $478,879 decrease in net unrealized fair value of equity investments during the nine months ended September 30, 1998 was primarily due to the sales of Celeritek, Inc. and 3Com Corporation common shares. In the corresponding period of 1997, the increase in equity investment fair value of $521,588 primarily related to increases in portfolio companies in the microelectronics industry.

Total operating expenses were $519,072 and $424,883 for the nine months ended September 30, 1998, and 1997, respectively. As disclosed in Note 3 to the financial statements, operating expenses for the nine months ended September 30, 1998 include additional expenses of $122,514 related to prior years which were not previously charged to the Partnership. Had the additional expenses been recorded in prior years, operating expenses for the nine months ended September 30, 1998 and 1997 would have been $396,558 and $436,953, respectively. The decrease is attributable to decreased investment operations and computer expenses due to decreased levels of investment activity.

Interest and other income was $8,287 and $101,455 for the nine months ended September 30, 1998 and 1997, respectively. The decrease is due to lower cash and cash equivalent balances and loans on nonaccrual status.

Other investment expenses were $190,431 for the nine months ended September 30, 1997. There were no such expenses in 1998. The decrease was due to the settlement of the related litigation.

The Year 2000
-------------

The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the year 2000 and lead to significant business delays and disruptions.

The Managing General Partner has completed a preliminary assessment of the internal financial, information and operating systems which it provides to the Partnership. Implementation and testing of necessary system modifications is in progress and will be completed by December 31, 1999. The Managing General Partner is also monitoring the progress of software vendors and third-party processors on which it relies, as well as the progress of portfolio companies in which it has made significant investments.

The Managing General Partner does not expect the cost of the internal system modifications to be material to the Partnership's financial statements.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1998.

b) Financial Data Schedule for the nine months ended and as of September 30, 1998 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  November 12, 1998 By:      /s/Michael R. Brenner
                           ------------------------------------
                                     Michael R. Brenner
                                     Controller