Form 10-K
period 1998-12-31
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 1999-03-31
CIK 764061

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                   For The Year Ended December 31, 1998

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

Documents incorporated by reference: Portions of the Prospectus dated June 4, 1987, forming a part of Registration Statement No. 33-12566 and of Supplement No. 2 dated February 12, 1988, and filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933 and of the Amended Prospectus dated March 8, 1988, that forms a part of Post-Effective Amendment No. 1 to the Registration Statement are incorporated by reference in Parts I and III, hereof. Portions (pages 23 to 25) of the Prospectus of Technology Funding Venture Capital Fund VI, LLC, as revised June 4, 1998 (accession number 0000950133-98-002220), forming a part of December 5, 1997, Pre-Effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, are incorporated by reference in Part III hereof.

                                   PART I

Item 1.  BUSINESS
------   --------

Technology Funding Secured Investors II (hereinafter referred to as the "Partnership" or the "Registrant") was formed as a California limited partnership on August 31, 1984, and commenced operations on June 4, 1987, with the sale of Units. The business of the Partnership is to provide loans secured by equipment and other assets to new and developing companies and to acquire equity interests in these companies as described in the "Summary of the Offering" and "Business of the Partnership" sections of the Prospectus originally dated June 4, 1987, and in Supplement No. 2 thereto dated February 12, 1988, (the "Supplement"), that forms a part of the Registrant's Form S-1 Registration Statement No. 33-12566 and in the Amended Prospectus dated March 8, 1988, that forms a part of Post-Effective Amendment No. 1 to the Registration Statement as filed with the Securities and Exchange Commission on March 8, 1988, (such Prospectus, as supplemented and amended on March 8, 1988, is hereinafter referred to as the "Prospectus"), which sections are incorporated herein by reference. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership had been inactive until it commenced selling units of limited partnership interest ("Units") on June 4, 1987. The Partnership's Amended and Restated Limited Partnership Agreement ("Partnership Agreement") provides that the Partnership will continue until December 31, 1996, unless further extended for up to two additional two-year periods by the General Partners. In September 1996, the General Partners exercised their right and extended the term of the Partnership to December 31, 1998. In April 1998, the General Partners further extended the term of the Partnership to December 31, 2000, unless dissolved earlier.

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

There are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1998.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
MATTERS
-------

(a) There is no established public trading market for the Units.

(b)  At December 31, 1998, there were 5,086 record holders of
Units.

(c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's
Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                              For the Years Ended and As of December 31,
                                 -----------------------------------------------------------------
                                  1998            1997           1996          1995          1994
                                 ------          ------         ------        ------        ------
Total income                  $   8,703         111,351        328,865     1,305,344     1,159,042
Net operating (loss)
 income                        (774,340)       (731,548)      (560,566)     (470,089)      194,471
Net realized (loss) gain
 from sales of equity
 investments                    (67,034)        267,869         48,824     2,438,619        25,813
Realized losses from
 investment write-downs      (1,284,518)             --       (125,104)   (2,367,660)   (2,460,743)
Recoveries from investments
 previously written off          93,837           7,387        113,214        28,690            --
Net realized loss            (2,032,055)       (456,292)      (523,632)     (370,440)   (2,240,459)
Change in net unrealized
 fair value:
  Equity investments           (514,375)         95,677     (1,033,488)    1,604,675    (1,220,545)
  Notes receivable            2,145,000         (15,000)       (67,000)      346,000      (286,000)
Net (loss) income              (401,430)       (375,615)    (1,624,120)    1,580,235    (3,747,004)
Net realized loss per unit          (13)             (3)            (3)           (2)          (14)
Total assets                  5,899,774       6,274,226      7,168,026    10,266,004     7,661,352
Distributions declared               --              --             --       466,804       300,003
Distributions declared
 per Unit (1)                        --              --             --             3             2

(1) Calculation is based on weighted average number of Limited Partner Units outstanding during the year.

Refer to financial statement notes entitled "Summary of Significant Accounting Policies" and
"Allocation of Profits and Losses" for a description of the method of calculation for net realized
(loss) income per Unit.

</TABLE

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

Liquidity and Capital Resources
-------------------------------

In 1998, net cash used by operating activities totaled $731,952.
The Partnership paid management fees of $104,386 to the Managing
General Partner and reimbursed related parties for operating expenses of $509,667. Other operating expenses of $126,602 were paid, and interest income of $8,703 was received.

During 1998, the Partnership funded $445,246 in equity investments primarily to a portfolio company in the industrial and business automation industry. Proceeds from sales of equity investments and recoveries from investments previously written off provided cash of $194,767 and $93,837, respectively. As disclosed in Note 10 to the Financial Statements, certain funds escrowed as collateral for a note payable of a portfolio company were released in 1998, providing cash of $247,574.

Cash and cash equivalents at December 31, 1998, were $28,836.
Operating cash reserves combined with repayments of secured notes receivable and future proceeds from the sales of investments are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

1998 compared to 1997
---------------------

Net losses were $401,430 and $375,615 for the years ended
December 31, 1998 and 1997, respectively. The increased loss was primarily due to a $1,284,518 increase in realized losses from investment write-downs, a $610,052 decrease in the change in net unrealized fair value of equity investments, and a $334,903 decrease in realized gain from sales of equity investments. Additionally, there was a $131,577 increase in operating expenses, and a $102,648 decrease in total income.
These decreases were partially offset by a $2,160,000 increase in the change in net unrealized fair value of notes receivable and a $174,274 decrease in other investment expenses.

Realized losses from investment write-downs totaled $1,284,518 in 1998 and resulted primarily from the write-down of equity investments in Wasatch Education Systems Corporation. This write-down was based on the opinion of the Managing General
Partner that the operating status of the company and the highly competitive educational software market indicated a permanent decline in value of the company's equity investment. There were no investment write-downs in 1997.

The Partnership recorded a $514,375 decrease in the change in fair value of equity investments in 1998 as compared to a $95,677 increase in 1997. The 1998 decrease was comprised of a decrease in the fair value of a portfolio company in the industrial/business automation industry and the sale of an investment in a portfolio company in the microelectronics industry. These decreases in fair value were partially offset by an increase resulting from the realization of the loss from the write-down of Wasatch Education Systems Corporation. The
1997 gain was primarily due to increases in a portfolio company in the microelectronics industry, partially offset by decreases in portfolio companies in the telecommunications and medical industries.

During 1998, the Partnership's $67,034 net realized loss from sales of equity investments resulted from the sale of Celeritek, Inc. common shares, partially offset by a gain on the sale of 3Com Corporation common shares. The 1997 net realized gain from sales of equity investments resulted from the sale of the Partnership's investment in MTI Technology Corporation.

Total operating expenses were $668,624 and $537,047 in 1998 and 1997, respectively. As disclosed in Note 2 to the financial statements, the Managing General Partner re-evaluated allocations to the Partnership in 1998 and determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees as permitted by the Partnership agreement. As a result, the Partnership was charged
$154,704 of additional operating expenses in 1998 of which $17,151 and $137,553 related to 1997 and prior years, respectively. If the additional expense had been recorded in prior years, total operating expenses would have been $513,920 and $554,198 for 1998 and 1997, respectively.

Total income in 1998 decreased to $8,703 from $111,351 in 1997 primarily due to a decrease in interest income earned on short-term investments as a result of declining cash reserves.

The Partnership recorded a $2,145,000 increase in the fair value of notes receivable in 1998 compared to a $15,000 decrease in 1997. The increase in 1998 was primarily due to an increase in expected loan repayments resulting from the improved financial condition of borrowing companies in the computer and computer equipment and industrial/business automation industries.

Other investment expenses of $174,274 in 1997 related to litigation which was settled in 1997. There were no such expenses in 1998.

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

Interest income was $111,351 and $324,624 in 1997 and 1996, respectively. The decrease is a result of lower cash balances on hand and loans to portfolio companies on non-accrual status due to uncertainty of the borrowers' financial condition.

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

YEAR 2000
---------

Widespread use of computer programs that use two digits rather than four to store, calculate, and display year values in dates may cause computer systems to malfunction in the year 2000, resulting in significant business delays and disruptions.

The Partnership's State of Readiness
------------------------------------

Computer services are provided to the Partnership by its Managing General Partner, Technology Funding Inc. ("TFI".) For several years, TFI has sought to use Year 2000 compliant storage formats and algorithms in its internally-developed and maintained systems. TFI has also completed initial evaluations of computer systems, software, and embedded technologies. Those evaluations confirmed that certain components of its network server hardware and operating systems, voice mail system, e-mail system, and accounting software may have Year 2000 compliance issues. These resources and several less-critical components of the systems environment were all scheduled as part of normal maintenance and replacement cycles to be replaced or upgraded as Year 2000 compatible components became available from vendors during 1998 and 1999. That program remains on schedule to provide Year 2000 capable systems timely without significant expenditures or disruption of Partnership operations. However, the risk remains that TFI may not be able to verify whether Year
2000 compatibility claims by vendors are accurate, or whether changes undertaken to achieve Year 2000 compatibility will create other undetected problems in associated systems.
Therefore, TFI anticipates that Year 2000 compliance testing and maintenance of these systems will continue as needed into the first quarter of 2000.

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI is reviewing public Year 2000 statements of those suppliers and preparing questionnaires to be sent to mission-critical vendors whose public statements were not adequate for assessment. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations.
TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that their failure to convert will not have a material adverse effect on the Partnership.

The Cost to Address Year 2000 Issues
------------------------------------

Expenditures in 1998 related to Year 2000 issues were not material to the Partnership's financial statements. TFI expects that additional expenditures for Year 2000 compliance will not be material to the Partnership.

The Risks Associated with Year 2000 Issues
------------------------------------------

Any failure by the portfolio companies in which the Partnership has invested, or by those portfolio companies' key suppliers or customers, to anticipate and avoid Year 2000 related problems at reasonable cost could have a material adverse effect on the value of and/or the timing of realization of value from the Partnership's investments. If Year 2000 compliance issues are not resolved by December 31, 1999, internal system failures or miscalculations could cause a temporary inability to process transactions, loss of ability to send or receive e-mail and voice mail messages, or disruptions in other normal business activities. Additionally, failure of third parties on whom TFI relies to remediate their Year 2000 issues timely could result in disruptions in the Partnership's relationship with its financial institutions, temporary disruptions in processing transactions, unanticipated costs, and problems related to the Partnership's daily operations. While TFI continues to address its internal Year 2000 issues, until TFI receives and evaluates responses from a significant number of its suppliers, the overall risks associated with the Year 2000 issue remain difficult to describe and quantify. There can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Partnership and its operations.

TFI's Contingency Plan
----------------------

As part of its normal efforts to assure business continuation in the event of natural disasters, systems failures, or other disruptions, TFI has prepared contingency plans including an extensive Year 2000 contingency plan. Taken together with TFI's
Year 2000 remediation plan, it identifies potential points of failure, approaches to correcting known Year 2000 problems, dates by which the preferred corrections are anticipated to be made and tested, and alternative approaches if the corrections are not completed timely or are later found to be inadequate.
Although backup systems and contingency approaches have been identified for most mission-critical systems and vendor dependencies, there remain some systems for which no good alternative exists, and there may be some problems that prove more intractable than currently anticipated.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in Item
14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. Technology Funding Ltd., a California limited partnership ("TFL"), and Technology Funding Inc., a California corporation ("TFI"), and wholly owned subsidiary of TFL, are the General Partners of the Partnership. TFI is the Managing
General Partner. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The General Partners" and "Management of the Partnership - Key Personnel" in the Prospectus, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included on pages 23 to 25 in the parallel sections of the Technology Funding Venture Capital Fund VI, LLC,
Prospectus, revised June 4, 1998 (accession number 0000950133-
98-002220), forming a part of the December 5, 1997, Pre-
Effective Amendment No. 1 to the Form N-2 Registration Statement
No. 333-23913, dated July 11, 1997, which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors.
In 1998, the Partnership incurred $114,419 in management fees.
The management fees are designed to compensate the General
Partners for its General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1998.
General Partner Overhead includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the General Partners in performing their obligations to the Partnership.

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
FORM 8-K
--------

(a) List of Documents filed as part of this Annual Report on Form 10-K

(1) Financial Statements - the following financial statements are filed as a part of this Report:

Independent Auditors' Report
Balance Sheets as of December 31, 1998 and 1997
Statements of Operations for the years ended
December 31, 1998, 1997 and 1996
Statements of Partners' Capital for the years ended
December 31, 1998, 1997 and 1996
Statements of Cash Flows for the years ended
December 31, 1998, 1997 and 1996
Notes to Financial Statements

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1998.

(c) Financial Data Schedule for the year ended and as of December 31, 1998 (Exhibit 27).


                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------




The Partners
Technology Funding Secured Investors II:


We have audited the accompanying balance sheets of Technology Funding
Secured Investors II (a California limited partnership) as of December
31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain loans and securities owned, by correspondence with the individual borrowing and investee companies, and a physical examination of securities held by a safeguarding agent as of December 31, 1998 and 1997. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology
Funding Secured Investors II as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



Albuquerque, New Mexico                                     /S/KPMG LLP
March 26, 1999




BALANCE SHEETS
--------------

                                                  December 31,
                                        ----------------------------
                                          1998                1997
                                        --------            --------
ASSETS

Investments:
 Notes receivable, net (cost basis of
 $4,057,307 in 1998 and 1997)             $3,937,307           1,792,307
 Equity investments (cost basis of
  $3,042,246 and $4,143,319 in 1998 and
  1997, respectively)                      1,861,859           3,477,307
                                           ---------           ---------
     Total investments                     5,799,166           5,269,614

Cash and cash equivalents                     28,836             669,856
Restricted cash                               16,500             264,074
Due from related parties                          --              52,126
Other assets                                  55,272              18,556
                                           ---------           ---------
     Total assets                         $5,899,774           6,274,226
                                           =========           =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses     $   73,424              57,675
Due to related parties                        11,678                  --
Other liabilities                             10,852              11,301
                                           ---------           ---------
     Total liabilities                        95,954              68,976

Commitments, contingencies, and subsequent event (Notes 2, 4, and 10)

Partners' capital:
  Limited Partners
  (Units outstanding of 150,570 in
   1998 and 1997)                          7,278,331           9,290,065
  General Partners                          (174,124)           (153,803)
  Net unrealized fair value decrease
   from cost:
    Notes receivable                        (120,000)         (2,265,000)
    Equity investments                    (1,180,387)           (666,012)
                                           ---------           ---------
     Total partners' capital               5,803,820           6,205,250
                                           ---------           ---------
     Total liabilities and partners'
      capital                             $5,899,774           6,274,226
                                           =========           =========

 See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                        For the Years Ended December 31,
                                      -----------------------------------
                                        1998         1997          1996
                                       ------       ------        -----
Income:
 Secured notes receivable
  interest                         $       --       22,462      138,770
 Short-term investment interest         8,703       88,889      185,854
 Other income                              --           --        4,241
                                    ---------      -------    ---------
     Total income                       8,703      111,351      328,865
                                    ---------      -------    ---------
Costs and expenses:
 Management fees                      114,419      131,578      165,379
 Other investment expenses                 --      174,274      201,820
 Operating expenses:
  Lending operations and
   investment management              151,543      132,357      138,446
  Administrative and investor
   services                           396,994      291,379      252,509
  Computer services                    47,035       65,590       83,418
  Professional fees                    73,052       47,721       47,859
                                    ---------      -------    ---------
     Total operating expenses         668,624      537,047      522,232
                                    ---------      -------    ---------

     Total costs and expenses         783,043      842,899      889,431
                                    ---------      -------    ---------
Net operating loss                   (774,340)    (731,548)    (560,566)

 Net realized (loss) gain from
  sales of equity investments         (67,034)     267,869       48,824
 Realized losses from
  investment write-downs           (1,284,518)          --     (125,104)
 Recoveries from investments
  previously written off               93,837        7,387      113,214
                                    ---------      -------    ---------
Net realized loss                  (2,032,055)    (456,292)    (523,632)

Change in net unrealized
 fair value:
  Equity investments                 (514,375)      95,677   (1,033,488)
  Notes receivable                  2,145,000      (15,000)     (67,000)
                                    ---------      -------    ---------
Net loss                           $ (401,430)    (375,615)  (1,624,120)
                                    =========      =======    =========
Net realized loss
 per Unit                          $      (13)          (3)          (3)
                               =========      =======    ==========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1998, 1997, and 1996:

                                                         Net Unrealized Fair
                                                           Value Increase
                                                        (Decrease) From Cost
                                                      ------------------------
                                 Limited   General      Equity        Notes
                                 Partners  Partners   Investments   Receivable    Total
                                 --------  --------   -----------   ----------    -----
Partners' capital,
 December 31, 1995             $10,592,289 (144,004)     271,799   (2,183,000)  8,537,084

Repurchase of limited
 partnership interests            (112,216)      --           --           --    (112,216)

Net realized loss                 (518,396)  (5,236)          --           --    (523,632)

Change in net unrealized fair
 value:
  Equity investments                    --       --   (1,033,488)          --  (1,033,488)
  Notes receivable                      --       --           --      (67,000)    (67,000)
                                ----------  -------    ---------    ---------   ---------

Partners' capital,
 December 31, 1996               9,961,677 (149,240)    (761,689)  (2,250,000)  6,800,748

Repurchase of limited
 partnership interests            (219,883)      --           --           --    (219,883)

Net realized loss                 (451,729)  (4,563)          --           --    (456,292)


Change in net unrealized fair
 value:
  Equity investments                    --       --       95,677           --      95,677
  Notes receivable                      --       --           --      (15,000)    (15,000)
                                ----------  -------    ---------    ---------   ---------

Partners' capital,
 December 31, 1997               9,290,065 (153,803)    (666,012)  (2,265,000)  6,205,250

Net realized loss               (2,011,734) (20,321)          --           --  (2,032,055)

Change in net unrealized fair
 value:
  Equity investments                    --       --     (514,375)          --    (514,375)
  Notes receivable                      --       --           --    2,145,000   2,145,000
                                ----------  -------    ---------    ---------   ---------

Partners' capital,
 December 31, 1998             $ 7,278,331 (174,124)  (1,180,387)    (120,000)  5,803,820

                                ==========  =======    =========    =========   =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                        For the Years Ended December 31,
                                      -----------------------------------
                                       1998          1997           1996
                                      ------        ------         ------
Cash flows from operating
  activities:
 Interest received                 $    8,703      111,351        323,252
 Other income received                     --           --          4,241
 Cash paid to vendors                (126,602)    (570,993)      (377,998)
 Cash paid to related parties        (614,053)    (631,756)    (1,458,213)
 Cash paid to affiliated
  partnerships                             --           --         (2,047)
 Reimbursement for collection
  expenses received from
  portfolio companies                      --        3,572         41,542
                                    ---------    ---------      ---------
  Net cash used by operating
   activities                        (731,952)   (1,087,826)   (1,469,223)
                                    ---------     ---------     ---------
Cash flows from investing
  activities:
 Notes receivable issued                   --      (181,413)     (168,002)
 Repayments of secured notes
  receivable                               --         4,989       823,522
 Purchase of equity investments      (445,246)   (1,864,753)           --
 Proceeds from sales of
  equity investments                  194,767       388,827        57,574
 Recoveries from investments
  previously written off               93,837         7,387       113,214
 Payments from (deposits to)
  restricted cash                     247,574       378,620      (592,694)
                                    ---------     ---------     ---------
  Net cash provided (used) by
   investing activities                90,932    (1,266,343)      233,614
                                    ---------     ---------     ---------
Cash flows from financing
  activities:
 Distributions to Limited and
  General Partners                         --            --      (466,804)
 Repurchase of Limited Partnership
  interests                                --      (219,883)     (112,216)
                                    ---------     ---------     ---------
  Net cash used by financing
   activities                              --      (219,883)     (579,020)
                                    ---------     ---------     ---------
Net decrease in cash
 and cash equivalents                (641,020)   (2,574,052)   (1,814,629)

STATEMENTS OF CASH FLOWS
------------------------


                                        For the Years Ended December 31,
                                      -----------------------------------
                                       1998          1997           1996
                                      ------        ------         ------
Cash and cash equivalents
 at beginning of year                 669,856     3,243,908     5,058,537
                                    ---------     ---------     ---------
Cash and cash equivalents
 at end of year                    $   28,836       669,856     3,243,908
                                    =========     =========     =========
Reconciliation of net loss
 to net cash used by operating
 activities:

Net loss                           $ (401,430)     (375,615)   (1,624,120)

Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Net realized loss (gain) from
   sales of equity investments         67,034      (267,869)      (48,824)
  Realized losses from investment
   write-downs                      1,284,518            --       125,104
  Recoveries from investments
   previously written off             (93,837)       (7,387)     (113,214)
  Amortization of discount
   related to warrants                     --            --        (5,678)
  Change in net unrealized
   fair value:
    Equity investments                514,375       (95,677)    1,033,488
    Notes receivable               (2,145,000)       15,000        67,000
Changes in:
  Accounts payable and accrued
   expenses                            15,749      (252,140)      (30,316)
  Due to/from related parties          63,804       (94,995)     (829,953)
  Other                               (37,165)       (9,143)      (42,710)
                                    ---------     ---------     ---------
Net cash used by operating
  activities:                      $ (731,952)   (1,087,826)   (1,469,223)
                                    =========     =========     =========
Non-cash investing activities:

Non-cash exercise of
 warrants                          $       --         5,196         8,497
                                    =========     =========     =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.     Summary of Significant Accounting Policies
       ------------------------------------------

Organization
------------

Technology Funding Secured Investors II (the "Partnership") is a limited partnership organized under the laws of the State of California on August 31, 1984. The purpose of the Partnership is to provide secured equipment financing to new and developing companies and to acquire, hold, sell, trade, exchange or otherwise dispose of warrants and/or capital stock acquired by the Partnership in conjunction with these loans. The General Partners are Technology Funding Ltd. ("TFL") and Technology Funding Inc. ("TFI"), a wholly owned subsidiary of TFL. TFI is the Managing General Partner.

On September 17, 1987, the minimum number of units of limited partnership interest ("Units") required to form the Partnership (4,800) were sold. On March 31, 1989, the offering terminated after 160,000 Units had been sold, generating $40,000,000 in cash from Limited Partners and $40,041 from the General Partners. The Partnership Agreement provided that the Partnership would continue until December 31, 1996, unless further extended. In September of 1996, the General Partners exercised their right and extended the term of the Partnership to December 31, 1998. In April 1998, the General Partner's further extended the term of the Partnership to December 31, 2000, unless dissolved earlier.

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

Investments
-----------

    Notes Receivable, Net
    ---------------------

The Partnership's method of accounting for secured and unsecured notes receivable, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies.

The fair value of notes receivable is their initial cost basis adjusted for unrealized gains and losses. The cost basis is comprised of note principal plus accrued interest, less any discount related to warrants. The net unrealized gain or loss is reviewed quarterly by the Managing General Partner and is adjusted upward or downward to reflect the change in the fair market value of the notes. Fair value may change due to an increase or decrease in the allowance for loan losses, or when the current expected loan proceeds exceed the cost basis. Adjustments to fair value are reflected as "Change in net unrealized fair value of notes receivable". Notes receivable are placed on nonaccrual status when, in the opinion of the Managing General Partner, the future collectibility of interest or principal is in doubt.

Where, in the opinion of the Managing General Partner, events indicate there has been an other than temporary decline in value below the cost basis of the note, an appropriate reduction in the cost basis is recognized as "Realized losses from investment write-downs" on the Statements of Operations. "Recoveries from investments previously written off" represent realized gains when payment is received on such notes.

In conjunction with certain secured notes, upon note issuance or restructure, the Partnership has received warrants to purchase certain types of capital stock or capital stock of the borrowing company. The cost basis of such warrants and the resulting discount has generally been estimated by the Managing General Partner to be 1% of the principal balance of the original notes made to the borrowing company. The cost basis of capital stock and the resulting discount are generally based on the valuation set at the latest round of financing. The discount is amortized to interest income on a straight-line basis over the term of the loan. These warrants and capital stock are included in the equity investment portfolio.

    Equity Investments
    ------------------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership equity investments is their initial cost basis with changes as noted below:

The fair value for publicly traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Equity investments valued under this method were $0 and $708,864 at December 31, 1998 and 1997, respectively.

All investments which are not publicly traded are valued at fair market value as determined by the Managing General Partner in the absence of readily ascertainable market values. Equity investments valued under this method were $1,861,859 and $2,768,443 at December 31, 1998 and 1997,
respectively. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings, or events that, in the opinion of the Managing General Partners, indicate a change in value. Convertible and subordinated notes receivable are stated at cost plus accrued interest, which is equivalent to fair value, and are included in equity investments as repayment of these notes generally occurs through conversion into equity investments.

Where, in the opinion of the Managing General Partner, events indicate that the fair value of equity investments and convertible and subordinated notes receivable may not be recoverable, a write-down to estimated fair value is recorded. Temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Cost basis adjustments are reflected as "Realized losses from investment write-downs" on the Statements of Operations.

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

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the weighted average number of Units outstanding for 1998, 1997, and 1996 of 150,570, 155,221, and 157,128, respectively, into total net realized income (loss) allocated to the Limited Partners. The General Partners contributed an amount equal to 0.1% of total Limited Partner Capital Contribution and did not receive Partnership Units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The Partnership's total tax basis in investments was higher than the reported total cost basis of $7,099,553 by $2,005,676 as of December 31, 1998.

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

2.     Related Party Transactions
       --------------------------

Included in costs and expenses are related party costs as follows:

                                      For the Years Ended December 31,
                                    -----------------------------------
                                     1998         1997            1996
                                    ------       ------          ------

Management fees                   $114,419      131,578         165,379
Reimbursable operating expenses:
 Lending operations and
  investment management            141,932      134,418         159,570
 Administrative and investor
  services                         374,471      212,469         219,893
 Computer services                  47,035       58,296          83,418

Management fees, payable quarterly, are equal to one half of one percent of the Partnership's assets under management. Management fees compensate the General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation, management, and progress of Partnership loans to borrowing companies and its portfolio of warrants and capital stock of borrowing companies, as well as for general administration of the Partnership. Management fees are only paid to the extent that the aggregate amount of all proceeds received by the Partnership (including warrants exercised without cash) from the sale or other disposition of borrowing company equities, plus the aggregate fair market value of any equity securities distributed to the partners, exceeds the total management fee payable. Management fees payable at December 31, 1998 were $10,033. All management fees had been paid at December 31, 1997.

The Partnership reimburses the Managing General Partner and affiliates for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services, and computer services. At December 31, 1998, amounts due to related parties totaled $1,645, and at December 31, 1997, amounts due from related parties totaled $52,126.

The Managing General Partner allocates operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 1998, operating cost allocations to the Partnership were re-evaluated. The Managing General Partner determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses of $154,704, consisting of $17,151, $25,002, and $112,551 for 1997, 1996, and prior years, respectively. Had the additional expenses been recorded in prior years, operating expenses would have been $513,920, 554,198, and $547,234 for 1998, 1997 and 1996, respectively.

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

Under the terms of a computer service agreement, Technology Administrative Management, a division of TFI, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Within the normal course of business, the Partnership participates in secured notes receivable issued to non-affiliated borrowing companies by affiliated partnerships which are also managed by the Managing General Partner. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs.

An affiliated partnership owns approximately 80% of MARCorp, a portfolio company. In addition, the Partnership and affiliated partnerships have secured notes receivable from MARCorp.

The Partnership together with affiliated entities own a 66% interest in Cyclean, Inc., a portfolio company. In addition, the Partnership and affiliated partnerships wholly own Cyclean of Los Angeles, LLC ("CLA"), a portfolio company. The Partnership also owns 33% of CLB, LLC ("CLB"), a portfolio company, and together with an affiliated partnership wholly own CLB. The Partnership and other affiliated partnerships have notes receivable from Cyclean, Inc., CLA, and CLB. Additionally, the General Partners have charged CLB for certain management services provided during 1998 and 1997.

In 1996, a portfolio company of the Partnership and affiliated partnerships entered into a joint venture with the General Partners to perform investment recovery efforts in order to increase the future investment returns to the Partnership. The General Partners have agreed to waive any "post-conversion" profit interest in the Partnership attributable to any such recoveries for a share of the joint venture net profits. The post-conversion profit is pursuant to, and as defined in, the profit and loss provisions of the Partnership's Partnership Agreement. Through December 31, 1998, the Partnership realized recoveries of $91,337 and the General Partners had not realized any profit from the joint venture.

3.     Allocation of Profits and Losses
       --------------------------------

Net realized profit of the Partnership is allocated based on the beginning-of-year partners' capital balances as follows:

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

4.     Notes Receivable, Net
       ---------------------

At December 31, 1998 and 1997, notes receivable consisted of:

                                                      December 31, 1998        December 31, 1997
                                                     -------------------       -----------------
                    Investment                        Cost        Fair         Cost        Fair
Industry/Company       Date        Position           Basis       Value        Basis       Value
----------------    ----------     --------           -----       -----        -----       -----

Industrial/Business Automation
------------------------------
Cyclean, Inc. and    09/87-      Secured notes
 Cyclean of          09/94       receivable, plus
 Los Angeles, LLC                interest, totaling
                                 $2,435,426        $  925,653   1,272,634      925,653    413,653
CLB, LLC             04/97       Unsecured note
                                 receivable, plus
                                 interest, totaling
                                 $160,600             132,000     132,000      132,000    132,000

Computers and Computer Equipment
--------------------------------
MARCorp              12/89-      Secured notes
                     02/93       receivable, plus
                                 interest, totaling
                                 $13,718,448        2,999,654   2,532,673    2,999,654  1,246,654
                                                    ---------   ---------    ---------  ---------
Total notes receivable                             $4,057,307   3,937,307    4,057,307  1,792,307
                                                    =========   =========    =========  =========

Cyclean, Inc. and Cyclean of Los Angeles, LLC.
----------------------------------------------

The Partnership has valued its secured notes receivable investment in these companies at its estimated share of proceeds that could result from a current sale or liquidation. Because both companies are on going operations and not currently pursuing sale or liquidation, there are inherent uncertainties involved in estimating these proceeds. The estimated fair value of $1,272,634 at December 31, 1998, may differ significantly from a value that would have been used had the ultimate realization of the investment been known, and the differences could be material.

MARCorp
-------

In 1998, the Company entered into an agreement to sell the majority of its assets to the management of one of its subsidiaries. The Partnership has valued its secured notes receivable investment in the company at its expected share of the proceeds from this sale. The fair market value of these proceeds at December 31, 1998 was $2,532,673. In February 1999, the
Partnership received $678,037 of these proceeds, the remainder of which are due to be received no later than August 2000.

Resonex Holding Corporation
---------------------------

In 1998, the Partnership realized recoveries of $91,337 on notes receivable written off in prior years. (See Note 2.)

Changes in the net unrealized fair value of notes receivable were as follows:


                                            1998      1997        1996
                                           ------    ------      ------
Net unrealized fair value decrease
 from cost at beginning of year     $(2,265,000) (2,250,000)   (2,183,000)

Change in net unrealized fair value
 of notes receivable                  2,145,000     (15,000)      (67,000)
                                      ---------   ---------     ---------
Net unrealized fair value increase
 decrease from cost at end of year  $  (120,000) (2,265,000)   (2,250,000)
                                      =========   =========     =========

The secured notes are collateralized by specific assets of the borrowing companies, and interest rates on secured and unsecured notes at December 31, 1998, ranged from 12% to 13%. Scheduled principal repayments are $1,311,939 and $2,999,655 for 1999 and 2000, respectively. Notes receivable which are due on demand are included as principal repayments in 1999. In addition, the Managing General Partner may at times need to restructure notes by either extending maturity dates or converting notes into equity investments to increase the ultimate collectibility of the Partnership's investments.

The notes receivable portfolio at December 31, 1998 and 1997, was on nonaccrual status due to uncertainty of the borrowers' financial conditions. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value.

5.     Equity Investments
       ------------------

At December 31, 1998 and December 31, 1997, equity investments consisted of:


                                                      December 31, 1998        December 31, 1997
                                                     -------------------       -----------------
                    Investment                       Cost          Fair        Cost        Fair
Industry/Company       Date        Position          Basis         Value       Basis       Value
----------------    ----------     --------          -----         -----       -----       -----
WARRANTS
--------

Computer Software and Systems
-----------------------------
Wasatch Education    06/95       Common share
 Systems                         warrant for 959,546
 Corporation                     shares at  $0.50;
                                 expiring 06/00     $     0           0       5,000           0

Industrial/Business Automation
------------------------------
Cyclean, Inc.        08/88-      Common share
                     01/95       warrants for
                                 168,191 shares (1)       0           0           0           0

                                                    -------     -------     -------     -------
     Total warrants                                       0           0       5,000           0
                                                    -------     -------     -------     -------

                                                      December 31, 1998        December 31, 1997
                                                     -------------------       -----------------
                    Investment                       Cost          Fair        Cost        Fair
Industry/Company       Date        Position          Basis         Value       Basis       Value
----------------    ----------     --------          -----         -----       -----       -----
STOCKS:
Computers and Computer Equipment
--------------------------------
Censtor Corporation  05/95       4,538 Common
                                 shares                   0           0       2,395           0
MARCorp              12/89-      406,693 Series A
                     02/93       Preferred shares         0           0           0           0
MARCorp              05/92       Convertible
                                 subordinated
                                 debenture,
                                 $1,936,104
                                 principal amount         0           0           0           0

Computer Software and Systems
-----------------------------
Wasatch Education    06/95       1,741,550
 Systems                         Series C
 Corporation                     Preferred
                                 shares             464,427     464,427   1,741,550     870,775

Industrial/Business Automation
------------------------------
Arix Computer        04/92       34,286 Common
 Corporation                     shares                   0           0           0           0
Cyclean, Inc.        09/94-      225,088 Series D
                     04/96       Preferred shares   242,989           0     242,989           0
Cyclean of           03/95       Class A LLC Unit
 Los Angeles, LLC                45% ownership       11,091           0      11,091           0
CLB, LLC             04/97-      2,309,999
                     06/98       LLC Units        2,309,999   1,396,333   1,864,753   1,864,753

                                                      December 31, 1998        December 31, 1997
                                                     -------------------       -----------------
                    Investment                       Cost          Fair        Cost        Fair
Industry/Company       Date        Position          Basis         Value       Basis       Value
----------------    ----------     --------          -----         -----       -----       -----

Medical
-------
HemoCleanse, Inc.    03/95-      15,907 Common
                     01/97       shares              10,269           0      10,269      31,812
Resonex Holding      02/94       11,402 Common
 Corporation                     shares                   0           0           0           0

Microelectronics
----------------
Celeritek, Inc.      05/94       47,219 Common
                                 shares                  --          --     253,426     657,761

Telecommunications
------------------
All Post, Inc.       10/94       4,394 Common
                                 shares               3,471       1,099       3,471       1,099
3Com Corporation     06/95       1,490 Common
                                 shares                  --          --       8,375      51,107
                                                  ---------   ---------   ---------   ---------
Total stocks                                      3,042,246   1,861,859   4,138,319   3,477,307
                                                  ---------   ---------   ---------   ---------
Total equity investments                         $3,042,246   1,861,859   4,143,319   3,477,307
                                                  =========   =========   =========   =========

--  No investment held at end of period.
 0  Investment active with a carrying value or fair value of zero.
(1)  Cyclean, Inc. common share warrants are exercisable at prices ranging from $2.74 to $4.00 per share and expire on dates ranging from 03/99 to 07/02.


Marketable Equity Securities
----------------------------

At December 31, 1997, marketable equity securities had aggregate costs of $261,804 and aggregate fair values of $708,864. The net unrealized gains at December 31, 1997, did not include any gross losses. All of the Partnership's marketable equity securities were sold in 1998.

3Com Corporation
----------------

In September 1998, the Partnership sold its investment in the company for total proceeds of $47,213 and realized a gain of $38,838.

Celeritek, Inc.
---------------

In September 1998, the Partnership sold its investment in the company for total proceeds of $147,554 and realized a loss of $105,872.

CLB, LLC
--------

In 1998, the Partnership purchased 445,246 LLC Units for $445,246. The Partnership, together with an affiliated partnership, own 100% of the company.

The Partnership has valued its investment in the company at its estimated share of proceeds that could result from a current sale or liquidation of the company. Because the company is an on going operation and not currently pursuing a sale or liquidation, there are inherent uncertainties involved in estimating these proceeds. The estimated fair value of $1,396,333 at December 31, 1998 may differ significantly from a value that would have been used had the ultimate realization of the investment been known, and the differences could be material.

Wasatch Education Systems Corporation
-------------------------------------

In February 1997, the company sold its education market net assets to Wasatch Interactive Learning Company ("WILC"), an entity formed by the company's former management team, for $1.5 million in cash and future royalties over a five-year period, while retaining ownership of the majority of its technology.

Currently, the company's operations have been limited to pursuit of additional markets for its technology, debt service and the receipt of royalty income. At December 31, 1998, the company had net current assets of $505,000(unaudited) and is expected to receive future royalties from WILC of approximately $900,000(unaudited). The Partnership has valued its investment in the company at its share of net current assets and expected future royalty payments. Because of the highly competitive educational software marketplace, no value has been assigned to the company's capitalized technology costs. Based on this valuation, the Partnership recorded a write-down of the cost basis and fair market value of its investment to $464,427, at December 31, 1998, resulting in a realized loss of $1,282,123. Because of the inherent uncertainties involved in estimating these future proceeds, the estimated fair value of $464,427 may differ significantly from a value that would have been used had a ready market existed, and the differences could be material.

6.     Change in Net Unrealized Fair Value of Equity Investments
       ---------------------------------------------------------

In accordance with the Partnership's accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:

                                       For the Years Ended December 31,
                                      ---------------------------------
                                       1998          1997         1996
                                     --------      --------     --------
Increase in fair
  value from cost of marketable
  equity securities                $       --       447,060      327,887

Decrease in fair value
  from cost of non-marketable
  equity securities                (1,180,387)   (1,113,072)  (1,089,576)
                                    ---------     ---------    ---------

Net unrealized fair value
 decrease from cost
 at end of year                    (1,180,387)     (666,012)    (761,689)

Net unrealized fair value
 (decrease) increase from cost
  at beginning of year               (666,012)     (761,689)     271,799
                                    ---------     ---------    ---------

Change in net unrealized
  fair value of equity
  investments                      $ (514,375)       95,677   (1,033,488)
                                    =========     =========    =========

7.     Cash and Cash Equivalents
       -------------------------

At December 31, 1998 and 1997, cash and cash equivalents consisted of:


                                               1998             1997
                                             --------         --------
Demand accounts                             $  27,472           38,563
Money-market accounts                           1,364          631,293
                                             --------          -------
     Total                                  $  28,836          669,856
                                             ========          =======

8.     Litigation and Other Investment Expenses
       ----------------------------------------

Other investment expenses in 1997 and 1996 of $174,274 and $201,820, respectively, reflect the cost of the following legal actions.

In 1992, the Partnership and a portfolio company in the retail/consumer products industry filed a lawsuit against Quebecor in the Superior Court of Guilford County, North Carolina, claiming that the Partnership had the right to take possession of collateral upon foreclosure on the portfolio company, the price paid was fair and did not interfere with Quebecor's legal rights. Quebecor filed a counter suit claiming otherwise and sought relief for $2.6 million, including accrued interest, legal costs and punitive damages. In March 1997, the Partnership and the portfolio company obtained a favorable judgment in their appeal of a prior trial court ruling that declared the assets of the portfolio company, for a sum not certain, were available to satisfy certain claims of Quebecor. Quebecor's subsequent appeal to the North Carolina Supreme Court was denied in July 1997. Quebecor's request for a rehearing was denied, and all suits have been terminated. The Partnership is seeking to recover certain costs of this litigation.

In March 1996, the Partnership filed a lawsuit in the United States District Court, Northern District of California, against Cyclean, Inc. ("Cyclean"), Ecopave, L.P. ("Ecopave"), Ecopave Corp. and Stephen M. Vance ("Vance") to protect its interest in certain assets which were a security interest on a secured loan extended by the Partnership to Cyclean. In January 1997, a counterclaim was filed by Ecopave Corp. and Vance.

As a result of a settlement conference, these lawsuits were resolved effective April 1, 1997. The Partnership indirectly purchased Ecopave Corp. and Vance's interest in Ecopave for $5.5 million, of which $3,685,000 was participated by an affiliated partnership. In addition, an escrow account for $750,000 was established as collateral for a note payable by Ecopave to Ecopave Corp. The Partnership's share of this deposit was $247,500. As discussed in Note 10, the Partnership's escrowed funds were released in June 1998.
9.     Repurchase of Limited Partnership Interests
       -------------------------------------------

Each June, subject to the limitations of the Partnership agreement, Limited Partners may tender their Units for repurchase by the Partnership. The price paid for any units tendered is based on the June 30 estimates of fair value for the Partnership. Units repurchased and the amounts paid were 101 Units for $219,883 in 1997 and 2,158 Units for $112,216 in 1996. The Partnership did not repurchase Units in 1998.

10.     Commitments and Contingencies
        -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1998, the Partnership had no unfunded commitments for investments.

In April 1997, the Partnership together with an affiliated partnership deposited $750,000 into an escrow account as collateral for a $750,000 note payable of Ecopave. At December 31, 1997, the Partnership's share of the deposit was $247,500. In June 1998, certain assets of CLB, LLC, a portfolio company, were pledged as collateral for the Ecopave note payable, resulting in the release of the Partnership's escrowed funds. The Partnership, however, remains a guarantor for the note payable.

In December 1997, the Partnership together with an affiliated partnership guaranteed $50,000 of equipment financing for a portfolio company by depositing $50,000 in an escrow account with the lending institution.
The Partnership funded $16,500 of this deposit. If the portfolio company fails to repay the line of credit, the Partnership may forego the escrowed funds.

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

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 29, 1999    By:       /s/Michael Brenner
                              --------------------------------------
                                      Michael Brenner
                                      Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature              Capacity                   Date
       ---------              --------                   ----

 /s/Charles R. Kokesh         President, Chief       March 29, 1999
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial
                              Officer and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.