Form 10-Q
period 1999-03-31
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 1999-05-17
CIK 764061

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                        (unaudited)
                                         March 31,        December 31,
                                           1999              1998
                                        -----------       -----------
ASSETS

Investments:
 Notes receivable, net (cost basis
  of $3,379,270 and $4,057,307 in
  1999 and 1998, respectively)          $3,259,270         3,937,307
 Equity investments (cost basis
  of $3,042,246 in 1999 and 1998)        1,861,859         1,861,859
                                         ---------         ---------

     Total investments                   5,121,129         5,799,166

Cash and cash equivalents                  528,068            28,836

Restricted cash                             16,500            16,500

Other assets                                58,906            55,272
                                         ---------         ---------

     Total assets                       $5,724,603         5,899,774
                                         =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $   65,486            73,424
Due to related parties                      18,417            11,678
Other liabilities                           10,809            10,852
                                         ---------         ---------

     Total liabilities                      94,712            95,954

Commitments and contingencies
 (Notes 2 and 7)

Partners' capital:
 Limited Partners
  (150,570 Units outstanding)            7,106,141         7,278,331
 General Partners                         (175,863)         (174,124)
 Net unrealized fair value decrease
   from cost:
   Secured notes receivable               (120,000)         (120,000)
   Equity investments                   (1,180,387)       (1,180,387)
                                         ---------         ---------

     Total partners' capital             5,629,891         5,803,820
                                         ---------         ---------

     Total liabilities and
      partners' capital                 $5,724,603         5,899,774
                                         =========         =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   ------------------------------------
                                             1999         1998
                                          ----------   -----------
Income:
 Short-term investment interest           $    185        9,405
                                           -------      -------
     Total income                              185        9,405
                                           -------      -------

Costs and expenses:
 Management fees                            29,019       31,716
 Operating expenses                        145,095      124,717
                                           -------      -------
     Total costs and expenses              174,114      156,433
                                           -------      -------

Net realized loss                         (173,929)    (147,028)

 Change in net unrealized
  fair value of equity investments              --     (134,341)
                                           -------      -------

Net loss                                 $(173,929)    (281,369)
                                           =======      =======

Net realized loss per Unit               $   (1.14)       (0.97)
                                           =======      =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       ------------------------------------
                                                 1999             1998
                                              ---------         ---------
Cash flows from operating activities:
 Interest received                            $    185             9,405
 Cash paid to vendors                         (108,410)          (54,315)
 Cash paid to related parties                  (70,580)         (172,776)
                                               -------           -------

     Net cash used by operating
      activities                              (178,805)         (217,686)
                                               -------           -------

Cash flows from investing activities:
 Purchase of equity investments                     --          (149,826)
 Repayments of secured notes receivable        678,037                --
                                               -------           -------

     Net cash provided (used) by
      investing activities                     678,037          (149,826)
                                               -------           -------

Net increase (decrease) in cash and
 restricted cash                               499,232          (367,512)

Cash and restricted cash at
 beginning of year                              45,336           933,930
                                               -------           -------
Cash and restricted cash at March 31          $544,568           566,418
                                               =======           =======

See accompanying notes to financial statements.

------------------------------------------------

                                   For the Three Months Ended March 31,
                                   ---------------------------------------
                                                 1999            1998
                                              ----------      ---------
Reconciliation of net loss to net cash
 used by operating activities:

Net loss                                      $(173,929)      (281,369)

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Change in net unrealized fair value of
   equity investments                                --        134,341

Changes in:
  Accounts payable and accrued expenses          (7,938)       (13,583)
  Due to related parties                          6,739        (31,674)
  Other                                          (3,677)       (25,401)
                                                -------        -------

Net cash used by operating
 activities                                   $(178,805)      (217,686)
                                                =======        =======


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of March 31, 1999, and December 31, 1998, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1999 and 1998, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1998. The following notes to financial statements for activity through March 31, 1999, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1999 and 1998, were as follows:

                                                   1999          1998
                                                 --------      --------
Management fees                                  $ 29,019        31,716

Reimbursable operating expenses                    48,300       109,386

Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. At March 31, 1999, $2,169 was due from related parties for such expenses. At December 31, 1998, $1,645 was due to related parties for such expenses.

Amounts payable for management fees were $20,586 and $10,033 at March 31, 1999 and December 31, 1998, respectively.

3.     Net Realized Income (Loss) Per Unit
       -----------------------------------

Net realized income (loss) per Unit is calculated by dividing total net realized income (loss) allocated to the Limited Partners by the average number of Units outstanding for the three months ended March 31, 1999 and 1998 of 150,570.

4.     Notes Receivable, Net
       ---------------------

A complete listing of the Partnership's notes receivable at December 31, 1998, is included in the
1998 Annual Report on Form 10-K.  Activity from January 1 through March 31, 1999, consisted of:

                                                         January 1 through March 31, 1999
                                                         --------------------------------
                         Investment                             Cost         Fair
Industry/Company           Date           Position              Basis        Value
----------------        ----------        --------             --------     -------
Balance at January 1, 1999                                  $4,057,307    3,937,307

1999 activity:

Computers and Computer Equipment
--------------------------------
MARCorp                   12/89-      Secured notes
                          02/93       receivable, plus
                                      interest, totaling
                                      $13,040,411             (678,037)    (678,037)
                                                             ---------    ---------
Total notes receivable at March 31, 1999                    $3,379,270    3,259,270
                                                             =========    =========


MARCorp
-------

In 1998, the company entered into an agreement to sell the majority of its assets to the management of one of its subsidiaries. The Partnership has valued its secured notes receivable investment in the company at its expected share of the proceeds from this sale. In February 1999, the Partnership received $678,037 of these proceeds. The fair market value of the remaining proceeds at March 31, 1999 was $1,854,636.

5.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1998, is included in the 1998 Annual Report on Form 10-K. There was no equity investment activity from January 1 through March 31, 1999.

6.     Cash and Cash Equivalents
       -------------------------

At March 31, 1999, and December 31, 1998, cash and cash equivalents consisted of:

                                                1999          1998
                                              --------      ---------
Demand and brokerage accounts                 $ 30,841         27,472
Money market accounts                          497,227          1,364
                                               -------         ------
Total                                         $528,068         28,836
                                               =======         ======


7.     Commitments and contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. The Partnership had no unfunded commitments for equity investments as of March 31, 1999.

The Partnership, together with an affiliated partnership, is a guarantor for a note payable of a portfolio company. The Partnership's share of the guarantee is $247,500.

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

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1999, net cash used by operating activities totaled $178,805. The Partnership paid management fees of $18,466 to the Managing General Partner and reimbursed related parties for operating expenses of $52,114. Other operating expenses of $108,410 were paid, and interest income of $185 was received.

During the three months ended March 31, 1999, the Partnership received $678,037 in secured notes receivable repayments.

Cash and restricted cash at March 31, 1999, were $544,568. Future distributions will be dependent upon loan repayments from borrowing companies, future proceeds from equity investment sales, and available cash. Operating cash reserves combined with proceeds from the sale of investments, interest income received from short-term investments, and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $173,929 and $281,369 for the three months ended March 31, 1999 and 1998, respectively. The decrease in net loss was primarily a result of a $134,341 increase in the change in net unrealized fair value of investments, partially offset by a $20,378 increase in operating expenses.

The $134,341 decrease in net unrealized fair value of investments during the quarter ended March 31, 1998, was primarily due to decreases in the microelectronics industry.

Total operating expenses were $145,095 and $124,717 for the three months ended March 31, 1999 and 1998, respectively. The increase is primarily attributable to increased investment monitoring activities resulting from notes receivable collection activities.

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

The Cost to Address Year 2000 Issues
------------------------------------

Expenditures in 1999 to date related to Year 2000 issues were not material to the Partnership's financial statements. TFI expects that additional expenditures for Year 2000 compliance will not be material to the Partnership.

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

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1999.

(b) Financial Data Schedule for the three months ended and as of March 31, 1999 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  May 14, 1999      By:      /s/Michael R. Brenner
                           ------------------------------------
                                     Michael R. Brenner
                                     Controller