Form 10-Q
period 1999-06-30
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 1999-08-16
CIK 764061

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

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

                                        (unaudited)
                                          June 30,        December 31,
                                           1999              1998
                                        -----------       -----------
ASSETS

Investments:
 Notes receivable, net (cost basis
  of $3,379,270 and $4,057,307 in
  1999 and 1998, respectively)          $3,259,270         3,937,307
 Equity investments (cost basis
  of $3,042,246 in 1999 and 1998)        1,819,009         1,861,859
                                         ---------         ---------

     Total investments                   5,078,279         5,799,166

Cash and cash equivalents                  323,518            28,836

Restricted cash                             16,500            16,500

Other assets                                61,178            55,272
                                         ---------         ---------

     Total assets                       $5,479,475         5,899,774
                                         =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $   70,360            73,424
Due to related parties                       9,237            11,678
Other liabilities                           10,809            10,852
                                         ---------         ---------

     Total liabilities                      90,406            95,954

Commitments and contingencies
 (Notes 3 and 8)

Partners' capital:
 Limited Partners
  (150,570 Units outstanding)            6,910,149         7,278,331
 General Partners                         (177,843)         (174,124)
 Net unrealized fair value decrease
   from cost:
   Secured notes receivable               (120,000)         (120,000)
   Equity investments                   (1,223,237)       (1,180,387)
                                         ---------         ---------

     Total partners' capital             5,389,069         5,803,820
                                         ---------         ---------

     Total liabilities and
      partners' capital                 $5,479,475         5,899,774
                                         =========         =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three                 For the Six
                                              Months Ended                  Months Ended
                                                June 30,                      June 30,
                                        ------------------------      ------------------------
                                            1999         1998             1999          1998
                                            ----         ----             ----          ----
Income:
 Short-term investment interest           $    188        4,772              373         8,205
                                           -------      -------          -------       -------
    Total income                               188        4,772              373         8,205
                                           -------      -------          -------       -------
Costs and expenses:
 Management fees                            28,149       29,619           57,168        61,335
 Operating expenses:
  Administrative and investor services      93,565       76,848          171,419       144,585
  Investment operations                     35,673       12,465           71,807        69,672
  Professional fees                         21,721       13,366           34,665        24,747
  Computer services                         19,052       14,865           37,215        (2,715)
                                           -------      -------          -------       -------
    Total operating expenses               170,011      117,544          315,106       236,289
                                           -------      -------         --------       -------
    Total costs and expenses               198,160      147,163          372,274       297,624
                                           -------      -------         --------       -------
Net realized loss                         (197,972)    (142,391)        (371,901)     (289,419)
                                           -------      -------          -------       -------
 Change in net unrealized fair
 value of equity investments               (42,850)    (224,520)         (42,850)     (358,860)
                                           -------      -------          -------       -------
Net loss                                 $(240,822)    (366,911)        (414,751)     (648,279)
                                           =======      =======          =======       =======
Net realized loss per Unit               $   (1.31)       (0.94)           (2.45)        (1.90)
                                           =======      =======          =======       =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                          For the Six Months Ended June 30,
                                          ---------------------------------
                                                1999             1998
                                             ---------         ---------
Cash flows from operating activities:
 Interest received                           $    373             8,205
 Cash paid to vendors                        (116,384)          (90,961)
 Cash paid to related parties                (267,344)         (204,370)
                                              -------           -------

     Net cash used by operating
      activities                             (383,355)         (287,126)
                                              -------           -------

Cash flows from investing activities:
 Purchase of equity investments                    --          (447,746)
 Repayments of secured notes receivable       678,037                --
                                              -------           -------

     Net cash provided (used) by
      investing activities                    678,037          (447,746)
                                              -------           -------

Net increase (decrease) in cash and
 restricted cash                              294,682          (734,872)

Cash and restricted cash at
 beginning of year                             45,336           933,930
                                              -------           -------
Cash and restricted cash at June 30          $340,018           199,058
                                              =======           =======

See accompanying notes to financial statements.

------------------------------------------------

                                          For the Six Months Ended June 30,
                                          ---------------------------------
                                                 1999            1998
                                              ----------      ---------
Reconciliation of net loss to net cash
 used by operating activities:

Net loss                                      $(414,751)      (648,279)

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Change in net unrealized fair value of
   equity investments                            42,850        358,860

Changes in:
  Accounts payable and accrued expenses          (3,064)       (17,039)
  Due to related parties                         (2,441)        53,626
  Other assets                                   (5,906)       (33,845)
  Other changes, net                                (43)          (449)
                                                -------        -------

Net cash used by operating
 activities                                   $(383,355)      (287,126)
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

2.     Financing of Partnership Operations
       -----------------------------------

The Managing General Partner expects that cash received from liquidation of Partnership investments will provide the necessary liquidity to fund Partnership operations. The Partnership may be dependent upon the financial support of the Managing General Partner to fund operations if future proceeds are not received timely. The Managing General Partner has committed to this support in the form of short-term cash advances.

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1999 and 1998, were as follows:

                                                   1999          1998
                                                 --------      --------
Management fees                                  $ 57,168        61,335
Reimbursable operating expenses                   207,735       196,661

Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. At June 30, 1999 and December 31, 1998, $9,237 and $1,645, respectively, were due to related parties for such expenses.

Amounts payable for management fees were $0 and $10,033 at June 30, 1999 and December 31, 1998, respectively.


4.     Net Realized Income (Loss) Per Unit
       -----------------------------------

Net realized income (loss) per Unit is calculated by dividing total net realized income (loss) allocated to the Limited Partners by the average number of Units outstanding for the three and six months ended June 30, 1999 and 1998 of 150,570.

5.     Notes Receivable, Net
       ---------------------

A complete listing of the Partnership's notes receivable at December 31, 1998, is included in the
1998 Annual Report on Form 10-K.  Activity from January 1 through June 30, 1999, consisted of:

                                                          January 1 through June 30, 1999
                                                          -------------------------------
                         Investment                             Cost          Fair
Industry/Company           Date           Position              Basis         Value
----------------        ----------        --------             --------      -------
Balance at January 1, 1999                                  $4,057,307     3,937,307

1999 activity:

Computers and Computer Equipment
--------------------------------
MARCorp                   12/89-      Secured notes
                          02/93       receivable, plus
                                      interest                (678,037)     (678,037)
                                                             ---------     ---------
Total notes receivable at June 30, 1999                     $3,379,270     3,259,270
                                                             =========     =========

MARCorp
-------

In 1998, the company entered into an agreement to sell the majority of its assets to the management of one of its subsidiaries.  The Partnership has valued its secured notes receivable investment in the company at its expected share of the proceeds from this sale.  In February 1999, the Partnership received $678,037 of these proceeds.  The fair market value of the remaining proceeds at June 30,
1999 was $1,854,636.

During the quarter, the company purchased $3,000,000 in senior secured convertible debentures of
Sutmyn Storage Corporation, a company in the computer industry.

In June 1999, an affiliated partnership borrowed $300,000 from the company under an unsecured promissory note.  That note bears interest at 9% and is payable together with interest on June 15,
2000.  In August 1999, the affiliated partnership borrowed an additional $275,000 on similar terms.

</TABLE

6.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1998, is included in the
1998 Annual Report on Form 10-K.  Activity from January 1 through June 30, 1999, consisted of:


                                                          January 1 through June 30, 1999
                                                          -------------------------------
                         Investment                             Cost          Fair
Industry/Company           Date           Position              Basis         Value
----------------        ----------        --------             --------      -------
Balance at January 1, 1999                                  $3,042,246     1,861,859

1999 activity:

Computer Software and Systems
-----------------------------
Wasatch Education         06/95       1,741,550 Series C
 Systems Corporation                  Preferred shares               0       (41,751)

Other changes, net                                                            (1,099)
                                                             ---------     ---------
Total equity investments at June 30, 1999                   $3,042,246     1,819,009
                                                             =========     =========

Wasatch Education Systems Corporation
-------------------------------------

In June 1999, the Partnership recorded a $41,751 decrease in the fair value of its investment based upon the Managing General Partners' assessment of the operating status of the company.




7.     Cash and Cash Equivalents
       -------------------------

At June 30, 1999, and December 31, 1998, cash and cash equivalents consisted of:

                                                1999          1998
                                              --------      ---------
Demand and brokerage accounts                 $ 34,076         27,472
Money market accounts                          289,442          1,364
                                               -------         ------
Total                                         $323,518         28,836
                                               =======         ======

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

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1999, net cash used by operating activities totaled $383,355. The Partnership paid management fees of $67,201 to the Managing General Partner and reimbursed related parties for operating expenses of $200,143. Other operating expenses of $116,384 were paid, and interest income of $373 was received.

During the six months ended June 30, 1999, the Partnership received $678,037 in secured notes receivable repayments.

Cash and restricted cash at June 30, 1999, were $340,018. Future distributions will be dependent upon loan repayments from borrowing companies, future proceeds from equity investment sales, and available cash. Operating cash reserves, proceeds from the sale of investments, repayments of secured notes receivable and the Managing General Partner's support are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net loss was $240,822 and $366,911 for the quarters ended June 30, 1999 and 1998, respectively. The decrease in net loss was primarily a result of a $181,670 increase in the change in net unrealized fair value of investments, partially offset by a $52,467 increase in operating expenses.

The $42,850 decrease in the net unrealized fair value of investments in the quarter ended June 30, 1999 was primarily due to a decrease in the computer systems and software industry. The $224,520 decrease in net unrealized fair value of investments during the quarter ended June 30, 1998, was primarily due to decreases in the microelectronics industry.

Total operating expenses were $170,011 and $117,544 for the quarter ended June 30, 1999 and 1998, respectively. The increase is primarily attributable to increased investment monitoring activities resulting from notes receivable collection activities, increased professional fees and investor relations costs.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current six months compared to corresponding six months in the
    ---------------------------------------------------------------
    preceding year
    --------------

Net loss was $414,751 and $648,279 for the six months ended June 30, 1999 and 1998, respectively. The decrease in net loss was substantially due to a $316,010 increase in the change in net unrealized fair value of investments, partially offset by a $78,817 increase in operating expenses.

The $42,850 decrease in the net unrealized fair value of investments in the six months ended June 30, 1999 was primarily due to a decrease in the computer systems and software industry. The $358,860 decrease in net unrealized fair value of equity investments during the quarter ended June 30, 1998 was primarily due to decreases in the microelectronics industry.

Total operating expenses were $315,106 and $236,289 for the six months ended June 30, 1999, and 1998, respectively. The increase is primarily attributable to increased investor relations and administrative overhead costs and increased computer expenses. Computer services for the comparative 1998 period included a refund of costs previously incurred.

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

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI reviewed public Year 2000 statements of those suppliers and sent questionnaires to mission-critical vendors whose public statements were not adequate for assessment. All mission-critical vendors have responded that they expect to be Year 2000 compliant barring any unforeseen circumstances. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations. TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that their failure to convert will not have a material adverse effect on the Partnership.

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

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1999.

(b) Financial Data Schedule for the six months ended and as of June 30, 1999 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  August 13, 1999   By:      /s/Michael R. Brenner
                           ------------------------------------
                                     Michael R. Brenner
                                     Controller