Form 10-Q
period 1999-09-30
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 1999-11-15
CIK 764061

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                       September 30,      December 31,
                                           1999              1998
                                       ------------       -----------
ASSETS

Investments:
 Notes receivable, net (cost basis
  of $3,379,270 and $4,057,307 in
  1999 and 1998, respectively)          $3,259,270         3,937,307
 Equity investments (cost basis
  of $3,042,246 in 1999 and 1998)        1,819,009         1,861,859
                                         ---------         ---------

     Total investments                   5,078,279         5,799,166

Cash and cash equivalents                  155,823            28,836

Restricted cash                             16,500            16,500

Due from related parties                     6,351                --

Other assets                                61,278            55,272
                                         ---------         ---------

     Total assets                       $5,318,231         5,899,774
                                         =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $   94,996            73,424
Due to related parties                          --            11,678
Other liabilities                           10,809            10,852
                                         ---------         ---------

     Total liabilities                     105,805            95,954

Commitments, contingencies and
 subsequent event (Notes 3, 5 and 8)

Partners' capital:
 Limited Partners
  (150,570 Units outstanding)            6,735,272         7,278,331
 General Partners                         (179,609)         (174,124)
 Net unrealized fair value decrease
   from cost:
   Secured notes receivable               (120,000)         (120,000)
   Equity investments                   (1,223,237)       (1,180,387)
                                         ---------         ---------

     Total partners' capital             5,212,426         5,803,820
                                         ---------         ---------

     Total liabilities and
      partners' capital                 $5,318,231         5,899,774
                                         =========         =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                               For the Three                  For the Nine
                                               Months Ended                   Months Ended
                                               September 30,                  September 30,
                                             -----------------             ------------------
                                             1999         1998             1999          1998
                                             ----         ----             ----          ----
Income:
 Short-term investment interest           $  1,494           82            1,867         8,287
                                           -------      -------          -------     ---------
    Total income                             1,494           82            1,867         8,287
                                           -------      -------          -------     ---------
Costs and expenses:
 Management fees                            26,946       27,785           84,114        89,120
 Operating expenses:
  Administrative and investor services      83,875      184,290          255,294       328,875
  Investment operations                     28,686       53,430          100,493       123,102
  Professional fees                         15,387       12,466           50,052        37,213
  Computer services                         23,243       32,597           60,458        29,882
                                           -------      -------          -------     ---------
    Total operating expenses               151,191      282,783          466,297       519,072
                                           -------      -------         --------     ---------
    Total costs and expenses               178,137      310,568          550,411       608,192
                                           -------      -------         --------     ---------
Net operating loss                        (176,643)    (310,486)        (548,544)     (599,905)
 Net realized loss from sales of
  equity investments                            --      (66,534)              --       (66,534)
                                           -------      -------          -------     ---------
Net realized loss                         (176,643)    (377,020)        (548,544)     (666,439)

Change in net unrealized fair
 value of equity investments                    --     (120,019)         (42,850)     (478,879)
                                           -------      -------          -------     ---------
Net loss                                 $(176,643)    (497,039)        (591,394)   (1,145,318)
                                           =======      =======          =======     =========
Net realized loss per Unit               $   (1.16)       (2.48)           (3.61)        (4.38)
                                           =======      =======          =======     =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                                 For the Nine Months
                                                 Ended September 30,
                                             ---------------------------
                                                1999             1998
                                             ---------         ---------
Cash flows from operating activities:
 Interest received                            $  1,867             8,287
 Cash paid to vendors                         (152,311)         (113,519)
 Cash paid to related parties                 (400,606)         (338,632)
                                               -------         ---------

     Net cash used by operating
      activities                              (551,050)         (443,864)
                                               -------         ---------

Cash flows from investing activities:
 Purchase of equity investments                     --          (447,746)
 Repayments of secured notes receivable        678,037                --
 Proceeds from sales of equity investments          --           195,267
                                               -------         ---------

     Net cash provided (used) by
      investing activities                     678,037          (252,479)
                                               -------         ---------

Net increase (decrease) in cash and
 restricted cash                               126,987          (696,343)

Cash and restricted cash at
 beginning of year                              45,336           933,930
                                               -------         ---------
Cash and restricted cash at September 30      $172,323           237,587
                                               =======         =========

See accompanying notes to financial statements.

------------------------------------------------

                                                 For the Nine Months
                                                 Ended September 30,
                                             ---------------------------
                                                1999             1998
                                             ---------         ---------
Reconciliation of net loss to net cash
 used by operating activities:

Net loss                                     $(591,394)       (1,145,318)

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Net realized loss from sales of
   equity investments                               --            66,534
  Change in net unrealized fair value of
   equity investments                           42,850           478,879

Changes in:
  Accounts payable and accrued expenses         21,572            (5,209)
  Due to related parties                       (18,029)          200,319
  Other changes, net                            (6,049)          (39,069)
                                               -------         ---------

Net cash used by operating
 activities                                  $(551,050)         (443,864)
                                               =======         =========


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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1999 and 1998, were as follows:

                                                   1999          1998
                                                 --------      --------
Management fees                                  $ 84,114        89,120
Reimbursable operating expenses                   298,463       449,831

Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. At September 30, 1999, $6,351 of such expenses were due from related parties and at December 31, 1998, $1,645 were due to related parties.

Amounts payable for management fees were $0 and $10,033 at September 30, 1999 and December 31, 1998, respectively.

In 1999, the Managing General Partner entered into a sublease rental agreement with a Partnership portfolio company in the computers and computer equipment industry. The terms of this agreement are similar to those which would apply to an unrelated party.



4.     Net Realized Income (Loss) Per Unit
       -----------------------------------

Net realized income (loss) per Unit is calculated by dividing total net realized income (loss) allocated to the Limited Partners by the average number of Units outstanding for the three and nine months ended September 30, 1999 and 1998 of 150,570.

5.     Notes Receivable, Net
       ---------------------

A complete listing of the Partnership's notes receivable at December 31, 1998, is included in the
1998 Annual Report on Form 10-K.  Activity from January 1 through September 30, 1999, consisted of:

                                                                 January 1 through
                                                                 September 30, 1999
                                                               ---------------------
                         Investment                             Cost          Fair
Industry/Company           Date           Position              Basis         Value
----------------        ----------        --------             --------      -------
Balance at January 1, 1999                                  $4,057,307     3,937,307

1999 activity:

Computers and Computer Equipment
--------------------------------
MARCorp                   12/89-      Secured notes
                          02/93       receivable, plus
                                      interest                (678,037)     (678,037)
                                                             ---------     ---------
Total notes receivable at September 30, 1999                $3,379,270     3,259,270
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

During 1999, the company purchased $3,000,000 in senior secured convertible debentures of Sutmyn
Storage Corporation, a company in the computer industry.

In 1999, an affiliated partnership borrowed $575,000 from the company under unsecured promissory notes.  The notes bear interest at 9% and are payable together with interest on June 15, 2000.  In
October 1999, the affiliated partnership repaid $275,000 of the notes.
</TABLE

6.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1998, is included in the
1998 Annual Report on Form 10-K.  Activity from January 1 through September 30, 1999, consisted of:


                                                                 January 1 through
                                                                 September 30, 1999
                                                               ---------------------
                         Investment                             Cost          Fair
Industry/Company           Date           Position              Basis         Value
----------------        ----------        --------             --------      -------
Balance at January 1, 1999                                   $3,042,246    1,861,859

1999 activity:

Computer Software and Systems
-----------------------------
Wasatch Education         06/95       1,741,550 Series C
 Systems Corporation                  Preferred shares                0      (41,751)

Other changes, net                                                    0       (1,099)
                                                              ---------    ---------
Total equity investments at September 30, 1999               $3,042,246    1,819,009
                                                              =========    =========

Wasatch Education Systems Corporation
-------------------------------------

In June 1999, the Partnership recorded a $41,751 decrease in the fair value of its investment based upon the Managing General Partners' assessment of the operating status of the company.




7.     Cash and Cash Equivalents
       -------------------------

At September 30, 1999, and December 31, 1998, cash and cash equivalents consisted of:

                                                1999          1998
                                              --------      ---------
Demand and brokerage accounts                 $ 33,721         27,472
Money market accounts                          122,102          1,364
                                               -------        -------
Total                                         $155,823         28,836
                                               =======        =======

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

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1999, net cash used by operating activities totaled $551,050. The Partnership paid management fees of $94,147 to the Managing General Partner and reimbursed related parties for operating expenses of $306,459. Other operating expenses of $152,311 were paid, and interest income of $1,867 was received.

During the nine months ended September 30, 1999, the Partnership received $678,037 in secured notes receivable repayments.

Cash and restricted cash at September 30, 1999, were $172,323. Future distributions will be dependent upon loan repayments from borrowing companies, future proceeds from equity investment sales, and available cash. Operating cash reserves, proceeds from the sale of investments, repayments of secured notes receivable and the Managing General Partner's support are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net loss was $176,643 and $497,039 for the quarters ended September 30, 1999 and 1998, respectively. The decrease in net loss was primarily a result of a $131,592 decrease in operating expenses and a $120,019 increase in the change in net unrealized fair value of investments.

Total operating expenses were $151,191 and $282,783 for the quarters ended September 30, 1999 and 1998, respectively. The decrease is primarily attributable to decreased investment monitoring and administrative overhead.

The $120,019 decrease in net unrealized fair value of investments during the quarter ended September 30, 1998, was primarily due to the sales of the Partnership's investments in Celeritek, Inc. and 3Com Corporation. There was no change in the comparative period of 1999.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current nine months compared to corresponding nine months in the
    ----------------------------------------------------------------
    preceding year
    --------------

Net loss was $591,394 and $1,145,318 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in net loss was substantially due to a $436,029 increase in the change in net unrealized fair value of investments and a $52,775 decrease in operating expenses.

The $42,850 decrease in the net unrealized fair value of investments in the nine months ended September 30, 1999 was primarily due to a decrease in the computer systems and software industry. The $478,879 decrease in net unrealized fair value of equity investments during the nine months ended September 30, 1998 was primarily due to the sales of Celeritek, Inc. and 3Com Corporation common shares.

Total operating expenses were $466,297 and $519,072 for the nine months ended September 30, 1999, and 1998, respectively. The decrease is primarily attributable to decreased investor relations and administrative overhead costs, partially offset by increased computer expenses and professional fees. Computer services for the comparative 1998 period included a refund of costs previously incurred.


YEAR 2000
---------

Widespread use of computer programs that use two digits rather than four to store, calculate, and display year values in dates may cause computer systems to malfunction in the year 2000, resulting in significant business delays and disruptions.

    The Partnership's State of Readiness
    ------------------------------------

Computer services are provided to the Partnership by its Managing General Partner, Technology Funding Inc. ("TFI"). For several years, TFI has sought to use Year 2000 compliant storage formats and algorithms in its internally-developed and maintained systems. TFI has also completed initial evaluations of computer systems, software, and embedded technologies. Those evaluations confirmed that certain components of its network server hardware and operating systems, voice mail system, e-mail system, and accounting software may have Year 2000 compliance issues. These resources and several less-critical components of the systems environment were all scheduled as part of normal maintenance and replacement cycles to be replaced or upgraded as Year 2000 compatible components became available from vendors during 1998 and 1999. That program remains on schedule to provide Year 2000 capable systems timely without significant expenditures or disruption of Partnership operations. TFI has implemented and tested Year 2000 capable versions of all its mission-critical systems. However, the risk remains that TFI may not be able to verify whether Year 2000 compatibility claims by vendors are accurate, or whether changes undertaken to achieve Year 2000 compatibility will create other undetected problems in associated systems. Therefore, TFI anticipates that Year 2000 compliance testing and maintenance of these systems will continue as needed into the first quarter of 2000.

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI reviewed public Year 2000 statements of those suppliers and sent questionnaires to vendors whose public statements were not adequate for assessment. All mission-critical vendors have responded that they expect to be Year 2000 compliant barring any unforeseen circumstances. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations. TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues, and maintaining their responses in the vendor database. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that their failure to convert will not have a material adverse effect on the Partnership.

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

    The Risks Associated with Year 2000 Issues
    ------------------------------------------

Any failure by the portfolio companies in which the Partnership has invested, or by those portfolio companies' key suppliers or customers, to anticipate and avoid Year 2000 related problems at reasonable cost could have a material adverse effect on the value of and/or the timing of realization of value from the Partnership's investments. If TFI's Year 2000 compliance issues have not been resolved correctly, internal system failures or miscalculations could cause a temporary inability to process transactions, loss of ability to send or receive e-mail and voice mail messages, or disruptions in other normal business activities. Additionally, failure of third parties on whom TFI relies to remediate their Year 2000 issues timely could result in disruptions in the Partnership's relationship with its financial institutions, temporary disruptions in processing transactions, unanticipated costs, and problems related to the Partnership's daily operations. While TFI continues to address its internal Year 2000 issues, the overall risks associated with the Year 2000 issue remain difficult to describe and quantify. There can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Partnership and its operations.

    TFI's Contingency Plan
    ----------------------

As part of its normal efforts to assure business continuation in the event of natural disasters, systems failures, or other disruptions, TFI has prepared contingency plans including an extensive Year 2000 contingency plan. Taken together with TFI's Year 2000 remediation plan, it identifies potential points of failure, approaches to correcting known Year 2000 problems, dates by which the preferred corrections are anticipated to be made and tested, and alternative approaches if the corrections are not completed timely or are later found to be inadequate. Although backup systems and contingency approaches have been identified for most systems and vendor dependencies, there remain some systems for which no good alternative exists, and there may be some problems that prove more intractable than currently anticipated.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1999.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1999 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  November 12, 1999 By:      /s/Michael R. Brenner
                           ------------------------------------
                                     Michael R. Brenner
                                     Controller