Form 10-K
period 1999-12-31
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 2000-03-30
CIK 764061

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                   For The Year Ended December 31, 1999

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1999.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
MATTERS
-------

(a) There is no established public trading market for the Units.

(b)	At December 31, 1999, there were 5,090 record holders of
Units.

(c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's
Partnership Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                              For the Years Ended and As of December 31,
                                 -----------------------------------------------------------------
                                  1999            1998           1997          1996          1995
                                 ------          ------         ------        ------        ------
Total income                 $    6,876         8,703         111,351        328,865     1,305,344
Net operating loss             (635,201)     (774,340)       (731,548)      (560,566)     (470,089)
Net realized (loss) gain
 from sales of equity
 investments                         --       (67,034)        267,869         48,824     2,438,619
Realized losses from
 investment write-downs              --    (1,284,518)             --       (125,104)   (2,367,660)
Recoveries from investments
 previously written off              --        93,837           7,387        113,214        28,690
Net realized loss              (635,201)   (2,032,055)       (456,292)      (523,632)     (370,440)
Change in net unrealized
 fair value:
  Equity investments           (916,578)     (514,375)         95,677     (1,033,488)    1,604,675
  Notes receivable             (608,000)    2,145,000         (15,000)       (67,000)      346,000
Net (loss) income            (2,159,779)     (401,430)       (375,615)    (1,624,120)    1,580,235
Net (loss) income per
 Unit (1)                        (14.20)        (2.64)          (2.40)        (10.23)         8.84
Total assets                  3,725,568     5,899,774       6,274,226      7,168,026    10,266,004
Distributions declared               --            --              --             --       466,804
Distributions declared
 per Unit (2)                        --            --              --             --          2.94

(1) See Notes 1 and 4 to the Financial Statements for discussion of partners' capital reclassification and the method of calculation of net income (loss) per Unit.

(2) Calculation is based on distributions declared to Limited Partners divided by the weighted average number of Units outstanding during the year.

</TABLE

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

Liquidity and Capital Resources
-------------------------------

In 1999, net cash used by operating activities totaled $668,583.
The Partnership paid management fees of $120,208 to the Managing
General Partner and reimbursed related parties for operating expenses of $377,340. Other operating expenses of $177,911 were paid, and interest income of $6,876 was received. Repayments of secured notes receivable totaled $678,037.

Cash and cash equivalents at December 31, 1999 were $38,290.  The
Partnership is scheduled to terminate on December 31, 2000. If no further action is taken by the General Partners before this termination date, the Partnership will be liquidated in accordance with the Partnership Agreement. The General Partners expect to request that the Partnership assets be transferred to a liquidating trust (the "Trust") to continue the management and sale of the remaining Partnership assets and the liquidation of its obligations. Such a trust generally operates for a period not exceeding two years (and its formation will require the approval by a majority in interest of the Partners). Partners would have beneficiary interests in the Trust equal to their individual interests in the Partnership. Alternatively, the General Partners may seek to obtain approval of a majority in interest of the Limited Partners to extend the Partnership for two additional two-year terms.

The General Partners have made loans to the Partnership to finance its recurring losses from on-going operations. The Partnership has very limited cash resources and primarily illiquid assets.
The General Partners are under no obligation to continue the financing of the Partnership's daily operations and may elect to discontinue such support at any time during the remaining life of the Partnership or Trust, if created. The General Partners may attempt to secure third party financing to continue operations using the collateral value of the Partnership's remaining investments. It is likely that a potential lender would require the remaining Partnership investment be appraised by an independent third party, specifically to assess their value as readily liquid collateral prior to any financing. The collateral values determined by a lender may differ significantly from the investment fair value reflected in these financial statements.

Results of Operations
---------------------

1999 compared to 1998
---------------------

Net losses were $2,159,779 and $401,430 for the years ended
December 31, 1999 and 1998, respectively.

The Partnership recorded a $916,578 decrease in the change in fair value of equity investments in 1999, as compared to a $514,375 decrease in 1998. The 1999 decrease was due to decreases in the valuations of the Cyclean entities and Wasatch Education Systems
Corporation. The 1998 decrease was comprised of a decrease in the fair value of a portfolio company in the industrial/business automation industry and the sale of an investment in the microelectronics industry. These decreases in fair value were partially offset by an increase resulting from the realization of the loss from the write-down of Wasatch Education Systems
Corporation.

In 1999, the Partnership recorded a $608,000 decrease in the fair value of notes receivable, as compared to a $2,145,000 increase in 1998. These changes were due to changes in expected loan repayments based on the financial conditions of borrowing companies.

In 1998, realized losses from investment write-downs totaled
$1,284,518 and resulted primarily from the write-down of equity investments in Wasatch Education Systems Corporation. This write-down was based on the opinion of the Managing General Partner that the operating status of the company and the highly competitive educational software market indicated a permanent decline in value of the company's equity investment. There were no investment write-downs in 1999.

Total operating expenses were $531,902 and $668,624 in 1999 and 1998, respectively. As disclosed in Note 3 to the financial statements, the Managing General Partner re-evaluated allocations to the Partnership in 1998 and determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees as permitted by the Partnership
Agreement. As a result, the Partnership was charged $154,704 of additional operating expenses in 1998 which related to prior years. If the additional expense had been recorded in prior years, total operating expenses would have been $531,902 and $513,920 for 1999 and 1998, respectively.

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

Total operating expenses were $668,624 and $537,047 in 1998 and 1997, respectively. As disclosed in Note 3 to the financial statements, the Managing General Partner re-evaluated allocations to the Partnership in 1998 and determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees as permitted by the Partnership agreement. As a result, the Partnership was charged $154,704 of additional operating expenses in 1998 of which $17,151 and $137,553 related to 1997 and prior years, respectively. If the additional expense had been recorded in prior years, total operating expenses would have been $513,920 and $554,198 for 1998 and 1997, respectively.

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

Other investment expenses of $174,274 in 1997 related to litigation which was settled in 1997. There were no such expenses in 1998.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in Item
14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. Technology Funding Ltd., a California limited partnership ("TFL"), and Technology Funding Inc., a California corporation ("TFI"), and wholly owned subsidiary of TFL, are the General Partners of the Partnership. TFI is the Managing General
Partner. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled
"Management of the Partnership - The General Partners" and
"Management of the Partnership - Key Personnel" in the Prospectus, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included on pages 23 to 25 in the parallel sections of the Technology Funding Venture Capital Fund VI, LLC, Prospectus, revised June 4, 1998 (accession number 0000950133-98-002220), forming a part of the December 5, 1997, Pre-Effective Amendment
No. 1 to the Form N-2 Registration Statement No. 333-23913, dated
July 11, 1997, which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors.  In
1999, the Partnership incurred $110,175 in management fees. The management fees are designed to compensate the General Partners for its General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1999. General
Partner Overhead includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the General
Partners in performing their obligations to the Partnership.

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
FORM 8-K
--------

(a) List of Documents filed as part of this Annual Report on Form
10-K

(1) Financial Statements - the following financial statements are filed as a part of this Report:

Independent Auditors' Report
Balance Sheets as of December 31, 1999 and 1998
Statements of Operations for the years ended
December 31, 1999, 1998 and 1997
Statements of Partners' Capital for the years ended
December 31, 1999, 1998 and 1997
Statements of Cash Flows for the years ended
December 31, 1999, 1998 and 1997
Notes to Financial Statements

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1999.

(c) Financial Data Schedule for the year ended and as of December
31, 1999 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Secured Investors II:


We have audited the accompanying balance sheets of Technology Funding
Secured Investors II (a California limited partnership) as of December
31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain loans and securities owned, by correspondence with the individual borrowing and investee companies, and a physical examination of securities held by a safeguarding agent as of December 31, 1999 and 1998. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology
Funding Secured Investors II as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership has suffered recurring losses from operations and has primarily illiquid assets that raise substantial doubt about its ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, under the terms of the Partnership Agreement the Partnership can continue until December 31, 2000 unless dissolved earlier. Management's plans with regard to this matter are also discussed in Note 1.

Albuquerque, New Mexico                                     /S/KPMG LLP
March 29, 2000




BALANCE SHEETS
--------------

                                                      December 31,
                                            ----------------------------
                                              1999                1998
                                            --------            --------
ASSETS

Investments:
 Notes receivable, net (cost basis of
 $3,379,270 and $4,057,307 in 1999 and
 1998, respectively)                      $2,651,270           3,937,307
 Equity investments (cost basis of
  $3,042,246 in 1999 and 1998)               945,281           1,861,859
                                           ---------           ---------
     Total investments                     3,596,551           5,799,166

Cash and cash equivalents                     38,290              28,836
Restricted cash                               16,500              16,500
Due from related parties                      11,197                  --
Other assets                                  63,030              55,272
                                           ---------           ---------
     Total assets                         $3,725,568           5,899,774
                                           =========           =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses     $   70,718              73,424
Due to related parties                            --              11,678
Other liabilities                             10,809              10,852
                                           ---------           ---------
     Total liabilities                        81,527              95,954

Commitments, contingencies and subsequent events (Notes 1, 2, 3, 5 and 11)

Partners' capital
  (150,570 Limited Partner Units
   outstanding)                            3,644,041           5,803,820
                                           ---------           ---------
     Total liabilities and partners'
      capital                             $3,725,568           5,899,774
                                           =========           =========

 See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                        For the Years Ended December 31,
                                      -----------------------------------
                                        1999         1998          1997
                                       ------       ------        -----
Income:
 Secured notes receivable
  interest                        $        --           --       22,462
 Short-term investment interest         6,876        8,703       88,889
                                    ---------    ---------      -------
     Total income                       6,876        8,703      111,351
                                    ---------    ---------      -------
Costs and expenses:
 Management fees                      110,175      114,419      131,578
 Other investment expenses                 --           --      174,274
 Operating expenses:
  Lending operations and
   investment management               90,238      151,543      132,357
  Administrative and investor
   services                           303,264      396,994      291,379
  Computer services                    80,920       47,035       65,590
  Professional fees                    57,480       73,052       47,721
                                    ---------    ---------      -------
     Total operating expenses         531,902      668,624      537,047
                                    ---------    ---------      -------
     Total costs and expenses         642,077      783,043      842,899
                                    ---------    ---------      -------
Net operating loss                   (635,201)    (774,340)    (731,548)

 Net realized (loss) gain from
  sales of equity investments              --      (67,034)     267,869
 Realized losses from
  investment write-downs                   --   (1,284,518)          --
 Recoveries from investments
  previously written off                   --       93,837        7,387
                                    ---------    ---------      -------
Net realized loss                    (635,201)  (2,032,055)    (456,292)

Change in net unrealized
 fair value:
  Equity investments                 (916,578)    (514,375)      95,677
  Notes receivable                   (608,000)   2,145,000      (15,000)
                                    ---------    ---------      -------
Net loss                          $(2,159,779)    (401,430)    (375,615)
                                    =========    =========      =======
Net loss per Unit                      (14.20)       (2.64)       (2.40)
                                    =========    =========      =======

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1999, 1998, and 1997:

                             Reclassified-(see Note 1)
                             -------------------------
                              Limited        General
                              Partners       Partners         Total
                              --------       --------         -----
Partners' capital,
  December 31, 1996          $6,834,796      (34,048)     6,800,748

Net loss                       (371,859)      (3,756)      (375,615)
Repurchase of Units            (219,883)          --       (219,883)
                              ---------       ------      ---------
Partners' capital,
  December 31, 1997           6,243,054      (37,804)     6,205,250

Net loss                       (397,416)      (4,014)      (401,430)
                              ---------       ------      ---------
Partners' capital,
  December 31, 1998           5,845,638      (41,818)     5,803,820

Net loss                     (2,138,181)     (21,598)    (2,159,779)
                              ---------       ------      ---------
Partners' capital,
  December 31, 1999          $3,707,457      (63,416)     3,644,041
                              =========       ======      =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                        For the Years Ended December 31,
                                      -----------------------------------
                                       1999          1998           1997
                                      ------        ------         ------
Cash flows from operating
  activities:
 Interest received                  $   6,876          8,703      111,351
 Cash paid to vendors                (177,911)      (126,602)    (570,993)
 Cash paid to related parties        (497,548)      (614,053)    (631,756)
 Reimbursement for collection
  expenses received from
  portfolio companies                      --             --        3,572
                                      -------      ---------    ---------
  Net cash used by operating
   activities                        (668,583)      (731,952)  (1,087,826)
                                      -------      ---------    ---------
Cash flows from investing
  activities:
 Notes receivable issued                   --             --     (181,413)
 Repayments of secured notes
  receivable                          678,037             --        4,989
 Purchase of equity investments            --       (445,246)  (1,864,753)
 Proceeds from sales of
  equity investments                       --        194,767      388,827
 Recoveries from investments
  previously written off                   --         93,837        7,387
 Payments from restricted cash             --        247,574      378,620
                                      -------      ---------    ---------
  Net cash provided (used) by
   investing activities               678,037         90,932   (1,266,343)
                                      -------      ---------    ---------
Cash flows from financing
  activities:
 Repurchase of Limited Partnership
  interests                                --             --     (219,883)
                                      -------      ---------    ---------
  Net cash used by financing
   activities                              --             --     (219,883)
                                      -------      ---------    ---------
Net increase (decrease) in cash
 and cash equivalents                   9,454       (641,020)  (2,574,052)

STATEMENTS OF CASH FLOWS
------------------------


                                        For the Years Ended December 31,
                                      -----------------------------------
                                       1999          1998           1997
                                      ------        ------         ------
Cash and cash equivalents
 at beginning of year                  28,836        669,856    3,243,908
                                    ---------      ---------    ---------
Cash and cash equivalents
 at end of year                   $    38,290         28,836      669,856
                                    =========      =========    =========
Reconciliation of net loss
 to net cash used by operating
 activities:

Net loss                          $(2,159,779)      (401,430)    (375,615)

Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Net realized loss (gain) from
   sales of equity investments             --         67,034     (267,869)
  Realized losses from investment
   write-downs                             --      1,284,518           --
  Recoveries from investments
   previously written off                  --        (93,837)      (7,387)
  Change in net unrealized
   fair value:
    Equity investments                916,578        514,375      (95,677)
    Notes receivable                  608,000     (2,145,000)      15,000
Changes in:
  Accounts payable and accrued
   expenses                            (2,706)        15,749     (252,140)
  Due to/from related parties         (22,875)        63,804      (94,995)
  Other                                (7,801)       (37,165)      (9,143)
                                    ---------      ---------    ---------
Net cash used by operating
  activities:                     $  (668,583)      (731,952)  (1,087,826)
                                    =========      =========    =========
Non-cash investing activities:

Non-cash exercise of
 warrants                         $        --             --        5,196
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

On September 17, 1987, the minimum number of units of limited partnership interest ("Units") required to form the Partnership (4,800) were sold. On March 31, 1989, the offering terminated after 160,000 Units had been sold, generating $40,000,000 in cash from Limited Partners and $40,041 from the General Partners. The Partnership Agreement provided that the Partnership would continue until December 31, 1996, unless further extended. In September 1996, the General Partners exercised their right and extended the term of the Partnership to December 31, 1998. In April 1998, the General Partners further extended the term of the Partnership to December 31, 2000, unless dissolved earlier. The Partnership is scheduled to terminate on December 31, 2000. If no further action is taken by the General Partners before this termination date, the Partnership will be liquidated in accordance with the Partnership Agreement. The General Partners expect to request that the Partnership assets be transferred to a liquidating trust (the "Trust") to continue the management and sale of the remaining Partnership assets and the liquidation of its obligations. Such a trust generally operates for a period not exceeding two years (and its formation would require the approval by a majority in interest of the Partners). Partners would have beneficiary interests in the Trust equal to their individual interests in the Partnership. Alternatively, the General Partners may seek to obtain approval of a majority in interest of the Limited Partners to extend the Partnership for two additional two-year terms.

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

Partners' Capital Reclassification
----------------------------------


Commencing in the fourth quarter of 1999, the Partnership is including the change in net unrealized fair value of investments in the profits and losses allocated to partners' capital accounts based on a reevaluation of the Partnership Agreement.  Accordingly, prior years have been reclassified to conform to the current year presentation.  The allocations of the net unrealized fair value increase (decrease) from cost of investments, and resulting reclassifications, were determined by applying the provisions of the Partnership Agreement described in Note 4 from the inception of the Partnership.  The reclassification has no effect on total partners' capital or the Partnership's net income or loss for any period.  The reclassifications resulting from the reevaluation of the Partnership Agreement have the effect of accelerating the allocation of profits or losses (under the provisions described in Note 4) to partners' capital accounts and, as a result, may change the timing of any distributions allowable under the Partnership Agreement.

The allocations of the net unrealized fair value decrease reclassified in prior periods are as follows:

                                                                       Net Unrealized
                                                                         Fair Value
                                                                          Decrease
                                            Limited       General       From Cost of
                                            Partners      Partners      Investments       Total
                                            --------      --------    ---------------     -----
Partners' capital, December 31, 1996,
 before reclassification                  $9,961,677    (149,240)       (3,011,689)    6,800,748
Allocation of net unrealized fair value
 decrease from cost                       (3,126,881)    115,192         3,011,689            --
                                           ---------     -------         ---------     ---------
Partners' capital, December 31, 1996,
 as reclassified                          $6,834,796     (34,048)               --     6,800,748
                                           =========     =======         =========     =========

Partners' capital, December 31, 1997,
 before reclassification                  $9,290,065    (153,803)       (2,931,012)    6,205,250
Allocation of net unrealized fair value
 decrease from cost                       (3,047,011)    115,999         2,931,012            --
                                           ---------     -------         ---------     ---------
Partners' capital, December 31, 1997,
 as reclassified                          $6,243,054     (37,804)               --     6,205,250
                                           =========     =======         =========     =========

Partners' capital, December 31, 1998,
 before reclassification                  $7,278,331    (174,124)       (1,300,387)    5,803,820
Allocation of net unrealized fair value
 decrease from cost                       (1,432,693)    132,306         1,300,387            --
                                           ---------     -------         ---------     ---------
Partners' capital, December 31, 1998,
 as reclassified                          $5,845,638     (41,818)               --     5,803,820
                                           =========     =======         =========     =========

The reclassifications of the change in net unrealized fair value of investments for prior periods are as follows:

                                             Limited        General
                                             Partners       Partners         Total
                                             --------       --------       ---------

For the Year Ended December 31, 1997       $   79,870            807          80,677
For the Year Ended December 31, 1998        1,614,318         16,307       1,630,625



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

The fair value for publicly traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. There were no investments valued under this method at December 31, 1999 or 1998.

All investments which are not publicly traded are valued at fair market value as determined by the Managing General Partner in the absence of readily ascertainable market values. Equity investments valued under this method were $945,281 and $1,861,859 at December 31, 1999 and 1998, respectively. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings, or events that, in the opinion of the Managing General Partners, indicate a change in value. Convertible and subordinated notes receivable are stated at cost plus accrued interest, which is equivalent to fair value, and are included in equity investments as repayment of these notes generally occurs through conversion into equity investments.

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

Net Income (Loss) Per Unit
--------------------------

Commencing in the fourth quarter of 1999, the Partnership is including the change in net unrealized fair value of equity investments in the profits and losses allocated to partners' capital accounts. (See discussion of Partners' Capital Reclassification above. The 1998 and 1997 per Unit amounts have been modified to conform to this presentation.) Net income
(loss) per Unit is calculated by dividing the weighted average number of Limited Partner Units outstanding for the years ended December 31, 1999, 1998 and 1997 of 150,570, 150,570 and 155,221, respectively, into the total net income (loss) allocated to the Limited Partners. The Managing General Partners contributed 0.1% of total Limited Partner capital contributions and did not receive any Partnership units.


Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The Partnership's total tax basis in investments was higher than the reported total cost basis of $6,421,516 by $1,403,552 as of December 31, 1999.

Distributions
-------------

Distributions made to the Limited Partners are made among such partners in the proportion their respective capital accounts bear to the total of all capital accounts of the group. After a reasonable amount of time, unnegotiated distribution checks, if any, are recorded as other liabilities on the Balance Sheets.

2.     Financing of Partnership Operations
       -----------------------------------

The General Partners have made loans to the Partnership to finance its recurring losses from on-going operations. The Partnership has very limited cash resources and primarily illiquid assets. The General Partners are under no obligation to continue the financing of the Partnership's daily operations and may elect to discontinue such support at any time during the remaining life of the Partnership or Trust, if created. The General Partners may attempt to secure third party financing to continue operations using the collateral value of the Partnership's remaining investments. It is likely that a potential lender would require the remaining Partnership investment be appraised by an independent third party, specifically to assess their value as readily liquid collateral prior to any financing. The collateral values determined by a lender may differ significantly from the investment fair value reflected in these financial statements.


3.     Related Party Transactions
       --------------------------

Included in costs and expenses are related party costs as follows:

                                      For the Years Ended December 31,
                                    -----------------------------------
                                     1999         1998            1997
                                    ------       ------          ------
Management fees                   $110,175      114,419         131,578
Reimbursable operating expenses:
 Lending operations and
  investment management             89,691      141,932         134,418
 Administrative and investor
  services                         193,887      374,471         212,469
 Computer services                  80,920       47,035          58,296

Management fees, payable quarterly, are equal to one half of one percent of the Partnership's assets under management. Management fees compensate the General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation, management, and progress of Partnership loans to borrowing companies and its portfolio of warrants and capital stock of borrowing companies, as well as for general administration of the Partnership. Management fees are only paid to the extent that the aggregate amount of all proceeds received by the Partnership (including warrants exercised without cash) from the sale or other disposition of borrowing company equities, plus the aggregate fair market value of any equity securities distributed to the partners, exceeds the total management fee payable. Management fees payable were $0 and $10,033 at December 31, 1999 and 1998, respectively.

The Partnership reimburses the Managing General Partner and affiliates for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services, and computer services. At December 31, 1999, amounts due from related parties totaled $11,197, and at December 31, 1998, amounts due to related parties totaled $1,645.

The Managing General Partner allocates operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 1998, operating cost allocations to the Partnership were re-evaluated. The Managing General Partner determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses of $154,704, consisting of $17,151 and $137,553 for 1997 and prior years, respectively. Had the additional expenses been recorded in prior years, operating expenses would have been $513,920 and $554,198 for 1998 and 1997, respectively.

During 1997, the Partnership received reimbursements of $3,572 from portfolio companies primarily for legal, consulting, and other costs incurred in prior periods in the defense of the Partnership's secured note rights through bankruptcy court. The reimbursements were recorded as a reduction to lending operations and investment management expense.

Effective November 1, 1997, TFL assigned its California office lease to Technology Funding Property Management LLC (TFPM), an entity that is affiliated to the Managing General Partner. Effective December 31, 1998, TFPM was acquired by TFL. Under the terms of a rent agreement, TFL charges the Partnership for its share of office rent and related overhead costs on a cost recovery basis. These amounts are included in administrative and investor service costs.

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

An affiliated partnership owns approximately 80% of MARCorp, a portfolio company. In addition, the Partnership and affiliated partnerships have secured notes receivable from MARCorp. An affiliated partnership has notes payable to MARCorp. MARCorp and affiliated partnerships have advanced loans to Sutmyn Storage Corporation. Wasatch Education Systems Corporation, a portfolio company, advanced $500,000 to MARCorp during 1999 (see Notes 5 and 6.)

The Partnership together with affiliated entities own a 66% interest in Cyclean, Inc., a portfolio company. In addition, the Partnership and affiliated partnerships wholly own Cyclean of Los Angeles, LLC ("CLA"), a portfolio company. The Partnership also owns 33% of CLB, LLC ("CLB"), a portfolio company, and together with an affiliated partnership wholly own CLB. The Partnership and other affiliated partnerships have notes receivable from Cyclean, Inc., CLA, and CLB. Additionally, the General Partners have charged CLB for certain management services provided during 1999 and 1998.

4.     Allocation of Profits and Losses
       --------------------------------

In accordance with the Partnership Agreement (see Note 1), net profits and losses of the Partnership are allocated based on beginning-of-year partners' capital balances as follows:

(a)  Profits:

(i) first, to those partners with deficit capital account balances in proportion to such deficits until such deficits have been eliminated.

(ii) second, to the partners as necessary to offset net loss previously allocated to such partners and sales commissions charged to their capital accounts until each partner has been allocated cumulative net profit equal to cumulative net loss previously allocated to such partner and its share of sales commissions not already offset.

(iii) third, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have been allocated an amount of cumulative net profit that would, if distributed at the end of the taxable period, result in a cumulative, compounded annual return to the Limited Partners of 8% of their adjusted capital contributions.

(iv)  fourth, 80% to the Limited Partners and 20% to the General
Partners.

In no event are the General Partners to be allocated less than 1% of the net profit of the Partnership.

(b)  Losses:

(i) to the partners as necessary to offset net profit previously allocated to such partners pursuant to (a) (iv) above until each partner has been allocated cumulative net loss equal to the cumulative net profit previously allocated to such partners.

(ii) 99% to the Limited Partners and 1% to the General Partners.

Losses in excess of Limited Partner capital accounts are allocated to the General Partners.

5.     Notes Receivable, Net
       ---------------------

At December 31, 1999 and 1998, notes receivable consisted of:

                                                        December 31, 1999      December 31, 1998
                                                       -------------------     -----------------
                    Investment                          Cost        Fair       Cost        Fair
Industry/Company       Date        Position             Basis       Value      Basis       Value
----------------    ----------     --------             -----       -----      -----       -----

Industrial/Business Automation
------------------------------
Cyclean, Inc. and    09/87-      Secured notes
 Cyclean of          09/94       receivable, plus
 Los Angeles, LLC                interest            $  925,653     664,634    925,653  1,272,634
CLB, LLC             04/97       Unsecured note
                                 receivable, plus
                                 interest               132,000     132,000    132,000    132,000

Computers and Computer Equipment
--------------------------------
MARCorp              12/89-      Secured notes
                     02/93       receivable, plus
                                 interest             2,321,617   1,854,636  2,999,654  2,532,673
                                                      ---------   ---------  ---------  ---------
Total notes receivable                               $3,379,270   2,651,270  4,057,307  3,937,307
                                                      =========   =========  =========  =========




Cyclean, Inc. and Cyclean of Los Angeles, LLC.
----------------------------------------------

The Partnership has valued its secured notes receivable investment in these companies at its estimated share of proceeds that could result from a current sale or liquidation. Because both companies are on going operations and not currently pursuing sale or liquidation, there are inherent uncertainties involved in estimating these proceeds. The estimated fair value of $664,634 at December 31, 1999, may differ significantly from a value that would have been used had the ultimate realization of the investment been known, and the differences could be material.

MARCorp
-------

In 1998, MARCorp entered into an agreement to sell the majority of its assets to the management of one of its subsidiaries. The Partnership has valued its secured notes receivable investment in MARCorp at its expected share of the proceeds from this sale. In February 1999, the Partnership received $678,037 of these proceeds. The fair market value of the remaining proceeds at December 31, 1999 was $1,854,636.

During 1999, MARCorp purchased $3,000,000 (unaudited) in senior secured convertible debentures of Sutmyn Storage Corporation, a company in the computer industry. As of December 31, 1999, an affiliated partnership has advanced loans totaling $2,000,000 to Sutmyn in the form of demand notes. Subsequent to December 31, 1999, affiliated partnerships have funded additional demand notes to Sutmyn totaling $4,000,000 (unaudited.)

In 1999, an affiliated partnership borrowed $575,000 from MARCorp under unsecured promissory notes. The notes bear interest at 9% and are payable together with interest on June 15, 2000. In October 1999, the affiliated partnership repaid $275,000 of the notes.

Changes in the net unrealized fair value of notes receivable were as follows:

                                            1999      1998        1997
                                           ------    ------      ------
Net unrealized fair value decrease
 from cost at beginning of year       $(120,000) (2,265,000)   (2,250,000)

Change in net unrealized fair value
 of notes receivable                   (608,000)  2,145,000       (15,000)
                                        -------   ---------     ---------
Net unrealized fair value decrease
 from cost at end of year             $(728,000)   (120,000)   (2,265,000)
                                        =======   =========     =========

The secured notes are collateralized by specific assets of the borrowing companies, and interest rates on secured and unsecured notes at December 31, 1999, ranged from 12% to 13%. All notes are scheduled for repayment in 2000 or due upon demand. In addition, the Managing General Partner may at times need to restructure notes by either extending maturity dates or converting notes into equity investments to increase the ultimate collectibility of the Partnership's investments.

The notes receivable portfolio at December 31, 1999 and 1998, was on nonaccrual status due to uncertainty of the borrowers' financial conditions. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value.

6.     Equity Investments
       ------------------

At December 31, 1999 and December 31, 1998, equity investments consisted of:


                                                      December 31, 1999        December 31, 1998
                                                     -------------------       -----------------
                    Investment                       Cost          Fair        Cost        Fair
Industry/Company       Date        Position          Basis         Value       Basis       Value
----------------    ----------     --------          -----         -----       -----       -----
WARRANTS
--------

Computer Software and Systems
-----------------------------
Wasatch Education    06/95       Common share
 Systems                         warrant for 959,546
 Corporation (a) (b)             shares at  $0.50;
                                 expiring 06/00     $     0           0           0           0

Industrial/Business Automation
------------------------------
Cyclean, Inc.        08/88-      Common share
 (a) (b)             01/95       warrants for
                                 150,663 shares (1)       0           0           0           0

                                                    -------     -------     -------     -------
     Total warrants                                       0           0           0           0
                                                    -------     -------     -------     -------
STOCKS:

Computer Software and Systems
-----------------------------
Wasatch Education    06/95       1,741,550
 Systems                         Series C
 Corporation (a) (b)             Preferred
                                 shares             464,427     390,948     464,427     464,427



Industrial/Business Automation
------------------------------
Cyclean, Inc.        09/94-      225,088 Series D
 (a) (b)             04/96       Preferred shares   242,989           0     242,989           0
Cyclean of           03/95       Class A LLC Unit
 Los Angeles,
 LLC (a) (b)         45% ownership       11,091           0      11,091           0
CLB, LLC             04/97-      2,309,999
 (a) (b)             06/98       LLC Units        2,309,999     554,333   2,309,999   1,396,333

Medical
-------
HemoCleanse, Inc.    03/95-      15,907 Common
 (a)                 01/97       shares              10,269           0      10,269           0

Telecommunications
------------------
All Post, Inc.       10/94       4,394 Common
 (a)                             shares               3,471           0       3,471       1,099
                                                  ---------   ---------   ---------   ---------
Total stocks                                      3,042,246     945,281   3,042,246   1,861,859
                                                  ---------   ---------   ---------   ---------
Total equity investments                         $3,042,246     945,281   3,042,246   1,861,859
                                                  =========   =========   =========   =========

Legends and footnotes:

0  Investment active with a carrying value or fair value of zero.

(1) Cyclean, Inc. common share warrants are exercisable at prices ranging from $2.74 to $4.00 per share and expire on dates ranging from 01/00 to 07/02.

(a) All investments are restricted securities acquired in private placement transactions;
resale may be subject to certain restrictions.  None of the Partnership's investments are income-producing.

(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain restrictions.



CLB, LLC
--------

The Partnership has valued its investment in the company at its estimated share of proceeds that could result from a current sale or liquidation of the company. Because the company is an on going operation and not currently pursuing a sale or liquidation, there are inherent uncertainties involved in estimating these proceeds. The estimated fair value of $554,333 at December 31, 1999 may differ significantly from a value that would have been used had the ultimate realization of the investment been known, and the differences could be material.

Wasatch Education Systems Corporation
-------------------------------------

In 1999, Wasatch's operations were limited to pursuit of additional markets for its technology, debt service and the collection of royalty income. At December 31, 1999, Wasatch had net current assets of $508,000(unaudited) and is expected to receive future royalties of approximately $680,000(unaudited). The Partnership valued its investment in Wasatch at its share of net current assets and expected future royalty payments. In 1999, Wasatch advanced $500,000 (unaudited) to MARCorp, a portfolio company (see Note 5.) This advance, in the form of a promissory note, bears interest at the rate of 9% annum and is repayable on demand. Because of the highly competitive educational software marketplace, no value has been assigned to Wasatch's capitalized technology costs. Based on this valuation, the Partnership's investment has an estimated fair value of $390,948 at December 31, 1999. Because of the inherent uncertainties involved in estimating these future proceeds, the estimated fair value of $390,948 may differ significantly from a value that would have been used had a ready market existed, and the differences could be material.

7.     Change in Net Unrealized Fair Value of Equity Investments
       ---------------------------------------------------------

In accordance with the Partnership's accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:

                                       For the Years Ended December 31,
                                      ---------------------------------
                                       1999          1998         1997
                                     --------      --------     --------
Increase in fair
  value from cost of marketable
  equity securities                $       --            --      447,060

Decrease in fair value
  from cost of non-marketable
  equity securities                (2,096,965)   (1,180,387)  (1,113,072)
                                    ---------     ---------    ---------

Net unrealized fair value
  decrease from cost
  at end of year                   (2,096,965)   (1,180,387)    (666,012)

Net unrealized fair value
  decrease from cost at
  beginning of year                (1,180,387)     (666,012)    (761,689)
                                    ---------     ---------    ---------

Change in net unrealized
  fair value of equity
  investments                      $ (916,578)     (514,375)      95,677
                                    =========     =========    =========

8.     Cash and Cash Equivalents
       -------------------------

At December 31, 1999 and 1998, cash and cash equivalents consisted of:


                                                1999             1998
                                               ------           ------
Demand accounts                               $36,148           27,472
Money-market accounts                           2,142            1,364
                                               ------          -------
     Total                                    $38,290           28,836
                                               ======          =======

9.     Litigation and Other Investment Expenses
       ----------------------------------------

Other investment expenses in 1997 of $174,274 reflect the cost of the following legal actions.

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

As a result of a settlement conference, these lawsuits were resolved effective April 1, 1997. The Partnership indirectly purchased Ecopave Corp. and Vance's interest in Ecopave for $5.5 million, of which $3,685,000 was participated by an affiliated partnership. In addition, an escrow account for $750,000 was established as collateral for a note payable by Ecopave to Ecopave Corp. The Partnership's share of this deposit was $247,500. As discussed in Note 11, the Partnership's escrowed funds were released in June 1998.

10.     Repurchase of Limited Partnership Interests
       -------------------------------------------

Each June, subject to the limitations of the Partnership Agreement, Limited Partners may tender their Units for repurchase by the Partnership. The price paid for any units tendered is based on the June 30 estimates of fair value for the Partnership. In 1997, 101 Units were repurchased for $219,883. The Partnership did not repurchase any Units in 1999 or 1998.

11.     Commitments and Contingencies
        -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1999, the Partnership had no unfunded commitments for investments.

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

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 29, 2000    By:       /s/Michael Brenner
                              --------------------------------------
                                      Michael Brenner
                                      Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature              Capacity                   Date
       ---------              --------                   ----

 /s/Charles R. Kokesh         President, Chief       March 29, 2000
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial
                              Officer and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.