Form 10-Q
period 2000-03-31
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 2000-05-11
CIK 764061

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000


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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                              March 31,        December 31,
                                                2000              1999
                                             -----------       -----------
ASSETS

Investments:
 Notes receivable, net (cost basis
  of $3,379,270 in 2000 and 1999)            $2,651,270         2,651,270
 Equity investments (cost basis
  of $3,042,246 in 2000 and 1999)               945,281           945,281
                                              ---------         ---------
     Total investments                        3,596,551         3,596,551

Cash and cash equivalents                        29,771            38,290
Restricted cash                                  16,500            16,500
Due from related parties                             --            11,197
Other assets                                     65,920            63,030
                                              ---------         ---------
     Total assets                            $3,708,742         3,725,568
                                              =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $   68,092            70,718
Due to related parties                           72,948                --
Other liabilities                                10,809            10,809
                                              ---------         ---------
     Total liabilities                          151,849            81,527

Commitments and contingencies (Notes 3 and 7)

Partners' capital:
 Limited Partners (150,570 Units outstanding) 3,621,181         3,707,457
 General Partners                               (64,288)          (63,416)
                                              ---------         ---------
     Total partners' capital                  3,556,893         3,644,041
                                              ---------         ---------
     Total liabilities and partners' capital $3,708,742         3,725,568
                                              =========         =========

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   ------------------------------------
                                             2000         1999
                                          ----------   ----------
Income:
 Short-term investment interest            $   227          185
                                            ------      -------
     Total income                              227          185
                                            ------      -------

Costs and expenses:
 Management fees                            18,219       29,019
 Operating expenses                         69,156      145,095
                                            ------      -------
     Total costs and expenses               87,375      174,114
                                            ------      -------

Net loss                                  $(87,148)    (173,929)
                                            ======      =======

Net loss per Unit                         $  (0.57)       (1.14)
                                            ======      =======

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       ------------------------------------
                                                 2000             1999
                                              ---------         ---------
Cash flows from operating activities:
 Interest received                            $    227               185
 Cash paid to vendors                          (24,887)         (108,410)
 Cash advanced by (paid to) related parties     16,141           (70,580)
                                                ------           -------

     Net cash used by operating
      activities                                (8,519)         (178,805)
                                                ------           -------

Cash flows from investing activities:
 Repayments of secured notes receivable             --           678,037
                                                ------           -------

     Net cash provided by
      investing activities                          --           678,037
                                                ------           -------

Net (decrease) increase in cash and
 restricted cash                                (8,519)          499,232

Cash and restricted cash at
 beginning of year                              54,790            45,336
                                                ------           -------
Cash and restricted cash at March 31          $ 46,271           544,568
                                                ======           =======

See accompanying notes to unaudited financial statements.

------------------------------------------------

                                   For the Three Months Ended March 31,
                                   ---------------------------------------
                                                 2000            1999
                                              ----------      ---------
Reconciliation of net loss to net cash
 used by operating activities:

Net loss                                       $(87,148)      (173,929)

Changes in:
  Accounts payable and accrued expenses          (2,626)        (7,983)
  Due to related parties                         84,145          6,739
  Other                                          (2,890)        (3,677)
                                                 ------        -------

Net cash used by operating
 activities                                    $ (8,519)      (178,805)
                                                 ======        =======


See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of March 31, 2000, and December 31, 1999, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2000 and 1999, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999. The following notes to financial statements for activity through March 31, 2000, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

The Partnership is scheduled to terminate on December 31, 2000. If no further action is taken by the General Partners before this termination date, the Partnership will be liquidated in accordance with the Partnership Agreement. The General Partners expect to request that the Partnership assets be transferred to a liquidating trust (the "Trust") to continue the management and sale of the remaining Partnership assets and the liquidation of its obligations. Such a trust generally operates for a period not exceeding two years (and its formation will require the approval by a majority in interest of the Partners.) Partners would have beneficial interests in the Trust equal to their individual interests in the Partnership. Alternatively, the General Partners may seek to obtain approval of a majority in interest of the Limited Partners to extend the Partnership for two additional two-year terms.

Partners' Capital Reclassification
----------------------------------

Commencing in the fourth quarter of 1999, the Partnership is including the change in net unrealized fair value of investments in the profits and losses allocated to partners' capital accounts based on a reevaluation of the Partnership Agreement. The allocations of the net unrealized fair value increase (decrease) from cost of investments, and resulting reclassifications, were determined by applying the provisions of the Partnership Agreement from the inception of the Partnership. The reclassification has no effect on total partners' capital or the Partnership's net income or loss for any period. The reclassifications resulting from the reevaluation of the Partnership Agreement have the effect of accelerating the allocation of profits or losses to partners' capital accounts and, as a result, may permit the acceleration of distributions to Partners to the extent allowable under the Partnership Agreement.


The allocation of the net unrealized fair value decrease reclassified as of March 31, 1999 follows:
                                                   Net Unrealized
                                                     Fair Value
                                                      Decrease
                                 Limited  General   From Cost of
                                 Partners Partners  Investments     Total
                                 -------- -------- -------------- ---------
Partners' capital,
 March 31, 1999,
 before reclassification       $7,106,141 (175,863) (1,300,387)   5,629,891
Allocation of net
 unrealized fair value
 decrease from cost            (1,432,692) 132,305   1,300,387           --
                                ---------  -------   ---------    ---------
Partners' capital,
 March 31, 1999,
 as reclassified               $5,673,449  (43,558)         --    5,629,891
                                =========  =======   =========    =========

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2000 and 1999, were as follows:

                                                   2000          1999
                                                 --------      --------
Management fees                                   $18,219        29,019
Reimbursable operating expenses                    49,785        48,300


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. At March 31, 2000, $55,614 was due to related parties for such expenses, compared to $11,197 due from related parties at December 31, 1999.

Amounts payable for management fees were $17,334 and $0 at March 31, 2000 and December 31, 1999, respectively.

4.     Notes Receivable, Net
       ---------------------

A complete listing of the Partnership's notes receivable at December 31, 1999, is included in the 1999 Annual Report on Form 10-K. There was no notes receivable activity from January 1 through March 31, 2000.

5.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1999, is included in the 1999 Annual Report on Form 10-K. There was no equity investment activity from January 1 through March 31, 2000.

6.     Cash and Cash Equivalents
       -------------------------

At March 31, 2000, and December 31, 1999, cash and cash equivalents consisted of:

                                                2000           1999
                                              --------       ---------
Demand and brokerage accounts                  $29,245         36,148
Money market accounts                              526          2,142
                                                ------         ------
Total                                          $29,771         38,290
                                                ======         ======


7.     Commitments and contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. The Partnership had no unfunded commitments for equity investments as of March 31, 2000.

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

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 2000, net cash used by operating activities totaled $8,519. The Partnership paid management fees of $885 and received advances from the Managing General Partners totaling $17,026 to fund its operations. Other operating expenses of $24,887 were paid and interest income of $227 was received.

Cash and restricted cash at March 31, 2000, were $46,271. The Partnership is scheduled to terminate on December 31, 2000. If no further action is taken by the General Partners before this termination date, the Partnership will be liquidated in accordance with the Partnership Agreement. The General Partners expect to request that the Partnership assets be transferred to a liquidating trust (the "Trust") to continue the management and sale of the remaining Partnership assets and the liquidation of its obligations. Such a trust generally operates for a period not exceeding two years (and its formation will require the approval by a majority in interest of the Partners.) Partners would have beneficial interests in the Trust equal to their individual interests in the Partnership. Alternatively, the General Partners may seek to obtain approval of a majority in interest of the Limited Partners to extend the Partnership for two additional two-year terms.

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

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $87,148 and $173,929 for the three months ended March 31, 2000 and 1999, respectively. The decrease in net loss was primarily the result of a $75,939 decrease in operating expenses.

Total operating expenses were $69,156 and $145,095 for the three months ended March 31, 2000 and 1999, respectively. The decrease is primarily attributable to decreased investment monitoring activities and decreased professional and administrative fees.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2000.

(b) Financial Data Schedule for the three months ended and as of March 31, 2000(Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  May 11, 2000      By:      /s/Michael R. Brenner
                           ------------------------------------
                                     Michael R. Brenner
                                     Vice President