Form 10-Q
period 2000-06-30
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 2000-08-14
CIK 764061

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                            (unaudited)
                                              June 30,        December 31,
                                               2000              1999
                                            -----------       -----------
ASSETS

Investments:
 Notes receivable, net (cost basis
  of $3,379,270 in 2000 and 1999)            $2,651,270         2,651,270
 Equity investments (cost basis
  of $3,042,246 in 2000 and 1999)               945,281           945,281
                                              ---------         ---------
     Total investments                        3,596,551         3,596,551

Cash and cash equivalents                        80,081            38,290
Restricted cash                                  16,500            16,500
Due from related parties                             --            11,197
Other assets                                     47,681            63,030
                                              ---------         ---------
     Total assets                            $3,740,813         3,725,568
                                              =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $   48,824            70,718
Due to related parties                           20,518                --
Other liabilities                                10,809            10,809
                                              ---------         ---------
     Total liabilities                           80,151            81,527

Commitments and contingencies
 (Notes 2, 3, 4 and 8)

Partners' capital:
 Limited Partners (150,570 Units outstanding) 3,707,458         3,707,457
 General Partners                               (46,796)          (63,416)
                                              ---------         ---------
     Total partners' capital                  3,660,662         3,644,041
                                              ---------         ---------
     Total liabilities and partners' capital $3,740,813         3,725,568
                                              =========         =========

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three                 For the Six
                                              Months Ended                  Months Ended
                                                June 30,                      June 30,
                                        ------------------------      ------------------------
                                            2000         1999             2000          1999
                                            ----         ----             ----          ----
Income:
 Short-term investment interest          $     254          188              481           373
                                           -------      -------          -------       -------
    Total income                               254          188              481           373
                                           -------      -------          -------       -------
Costs and expenses:
 Management fees                            17,784       28,149           36,003        57,168
 Operating (reimbursements) expenses:
  Administrative and investor services         566       93,565           40,958       171,419
  Investment operations                   (140,378)      35,673         (128,127)       71,807
  Professional fees                         10,364       21,721           10,836        34,665
  Computer services                          8,149       19,052           24,190        37,215
                                           -------      -------         --------       -------
    Total operating (reimbursements)
     expenses                             (121,299)     170,011          (52,143)      315,106
                                           -------      -------         --------       -------
    Total (reimbursements) costs
     and expenses                         (103,515)     198,160          (16,140)      372,274
                                           -------      -------         --------       -------
Net realized income (loss)                 103,769     (197,972)          16,621      (371,901)
                                           -------      -------         --------       -------
 Change in net unrealized fair value
  of equity investments                         --      (42,850)              --       (42,850)
                                           -------      -------         --------       -------
Net income (loss)                        $ 103,769     (240,822)          16,621      (414,751)
                                           =======      =======         ========       =======
Net income (loss) per Unit               $    0.57        (1.59)            0.00         (2.73)
                                           =======      =======         ========       =======

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                          For the Six Months Ended June 30,
                                          ---------------------------------
                                                2000             1999
                                             ---------         ---------
Cash flows from operating activities:
 Interest received                            $   481               373
 Cash paid to vendors                         (31,342)         (116,384)
 Cash received from (paid to) related
  parties, net                                 72,652          (267,344)
                                               ------           -------

     Net cash provided (used) by
      operating activities                     41,791          (383,355)
                                               ------           -------

Cash flows from investing activities:
 Repayments of secured notes
  receivable                                       --           678,037
                                               ------           -------

     Net cash provided by
      investing activities                         --           678,037
                                               ------           -------

Net increase in cash and
 restricted cash                               41,791           294,682

Cash and restricted cash at
 beginning of year                             54,790            45,336
                                               ------           -------
Cash and restricted cash at June 30           $96,581           340,018
                                               ======           =======

See accompanying notes to unaudited financial statements.

------------------------------------------------

                                          For the Six Months Ended June 30,
                                          ---------------------------------
                                                 2000            1999
                                              ----------      ---------
Reconciliation of net income (loss) to
 net cash provided (used) by operating
 activities:

Net income (loss)                               $16,621       (414,751)

Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating
 activities:
  Change in net unrealized fair value of
   equity investments                                --         42,850

Changes in:
  Accounts payable and accrued expenses         (21,894)        (3,064)
  Due to related parties                         31,715         (2,441)
  Other assets                                   15,349         (5,906)
  Other changes                                      --            (43)
                                                 ------        -------

Net cash provided (used) by operating
 activities                                     $41,791       (383,355)
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

2.     Financing of Partnership Operations
       -----------------------------------

The General Partners have made loans to the Partnership to finance its recurring losses from on-going operations. The Partnership has very limited cash resources and primarily illiquid assets. The General Partners are under no obligation to continue the financing of the Partnership's daily operations and may elect to discontinue such support at any time during the remaining life of the Partnership.

3.     Fair Value of Investments
       -------------------------

The Partnership's investments are valued at fair value as determined in good faith by the Managing General Partner in the absence of readily available market quotations. At this stage of the Partnership's life, the holdings in the Partnership's portfolio are limited to troubled companies for which any estimate of fair value is highly subjective. The estimates made by the Managing General Partner give consideration to each company's current operating activities, underlying financial condition, prospects for liquidation events, and other factors. The estimated fair value of $3,596,551 at June 30, 2000 may differ significantly from a value that would have been used had the ultimate realization of the investments been known.

In August 2000, the General Partners engaged an independent third party to appraise the Partnership's three remaining portfolio companies. It is possible that the resulting appraised values will differ significantly from the investment fair values reported in these financial statements. Any adjustments based on the independent third party appraisal will be recorded in the period the appraisal is received.


4.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 2000 and 1999, were as follows:

                                                   2000          1999
                                                 --------      --------
Management fees                                   $36,003        57,168
Reimbursable operating expenses, net              (76,940)      207,735


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. At June 30, 2000, $14,880 was due to related parties for such expenses, compared to $11,197 due from related parties at December 31, 1999. In the second quarter of 2000, the Managing General Partner refunded the Partnership $199,996 for investment management expenses previously billed by the General Partners in 1998 and 1999.

Amounts payable for management fees were $5,638 and $0 at June 30, 2000 and December 31, 1999, respectively.

5.     Notes Receivable, Net
       ---------------------

A complete listing of the Partnership's notes receivable at December 31, 1999, is included in the 1999 Annual Report on Form 10-K. There was no notes receivable activity from January 1 through June 30, 2000.

6.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1999, is included in the 1999 Annual Report on Form 10-K. There was no equity investment activity from January 1 through June 30, 2000.

7.     Cash and Cash Equivalents
       -------------------------

At June 30, 2000, and December 31, 1999, cash and cash equivalents consisted of:

                                                2000           1999
                                              --------       ---------
Demand and brokerage accounts                  $79,547         36,148
Money market accounts                              534          2,142
                                                ------         ------
Total                                          $80,081         38,290
                                                ======         ======

8.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. The Partnership had no unfunded commitments for equity investments as of June 30, 2000.

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

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 2000, net cash provided by operating activities totaled $41,791. The Partnership paid management fees of $30,365, received a refund of previously billed operating expenses of $199,996 from the Managing General Partner and reimbursed related parties for operating expenses of $96,979. Other operating expenses of $31,342 were paid and interest income of $481 was received.

Cash and restricted cash at June 30, 2000, were $96,581. The Partnership is scheduled to terminate on December 31, 2000. If no further action is taken by the General Partners before this termination date, the Partnership will be liquidated in accordance with the Partnership Agreement. The General Partners expect to request that the Partnership assets be transferred to a liquidating trust (the "Trust") to continue the management and sale of the remaining Partnership assets and the liquidation of its obligations. Partners would have beneficial interests in the Trust equal to their individual interests in the Partnership.

The General Partners have made loans to the Partnership to finance its recurring losses from on-going operations. The Partnership has very limited cash resources and primarily illiquid assets. The General Partners are under no obligation to continue the financing of the Partnership's daily operations and may elect to discontinue such support at any time during the remaining life of the Partnership.

The Partnership's investments are valued at fair value as determined in good faith by the Managing General Partner in the absence of readily available market quotations. At this stage of the Partnership's life, the holdings in the Partnership's portfolio are limited to troubled companies for which any estimate of fair value is highly subjective. The estimates made by the Managing General Partner give consideration to each company's current operating activities, underlying financial condition, prospects for liquidation events, and other factors. The estimated fair value of $3,596,551 at June 30, 2000 may differ significantly from a value that would have been used had the ultimate realization of the investments been known.

In August 2000, the General Partners engaged an independent third party to appraise the Partnership's three remaining portfolio companies. It is possible that the resulting appraised values will differ significantly from the investment fair values reported in these financial statements. Any adjustments based on the independent third party appraisal will be recorded in the period the appraisal is received.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net income was $103,769 for the quarter ended June 30, 2000, compared to a net loss of $240,822 for the quarter ended June 30, 1999. The increase in net income was primarily the result of a refund of investment management expenses discussed below.

Total operating expense reimbursements were $121,299 in the quarter ended June 30, 2000, compared to operating expenses of $170,011 for the corresponding period in 1999. In the second quarter of 2000, the Managing General Partner refunded the Partnership $199,996 for investment management expenses previously billed by the General Partners in 1998 and 1999. If these expenses had not been billed in prior years, operating expenses for the three months ended June 30, 2000 and 1999 would have been $78,697 and $140,919, respectively. The decrease is attributable to decreased investment activity and the related administrative costs.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current six months compared to corresponding six months in the
    ---------------------------------------------------------------
    preceding year
    --------------

Net income was $16,621 for the six months ended June 30, 2000, compared to a net loss $414,751 for the corresponding period in 1999. The increase in net income was substantially due to a refund of investment management expenses discussed below.

Total operating expense reimbursements were $52,143 in the six months ended June 30, 2000, compared to operating expenses of $315,106 for the corresponding period in 1999. In the second quarter of 2000, the Managing General Partner refunded the Partnership $199,996 for investment management expenses previously billed by the General Partners in 1998 and 1999. If these expenses had not been billed in prior years, operating expenses for the six months ended June 30, 2000 and 1999 would have been $147,853 and $261,750, respectively. The decrease is attributable to decreased investment activity and the related administrative costs.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2000.

(b) Financial Data Schedule for the six months ended and as of June 30, 2000 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  August 14, 2000   By:      /s/Charles R. Kokesh
                         -------------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited