Form 10-Q
period 2000-09-30
TECHNOLOGY FUNDING SECURED INVESTORS II
filed 2000-11-14
CIK 764061

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                       September 30,      December 31,
                                           2000              1999
                                       ------------       -----------
ASSETS

Investments:
 Notes receivable, at fair value
  (cost basis of $3,379,270 in 2000
  and 1999)                               $367,700         2,651,270
 Equity investments, at fair value
  (cost basis of $3,042,246 in 2000
  and 1999)                                 61,200           945,281
                                           -------         ---------

     Total investments                     428,900         3,596,551

Cash and cash equivalents                   31,099            38,290
Restricted cash                             16,500            16,500
Due from related parties                        --            11,197
Other assets                                    --            63,030
                                           -------         ---------

     Total assets                         $476,499         3,725,568
                                           =======         =========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses     $ 58,357            70,718
Due to related parties                      75,572                --
Other liabilities                           10,809            10,809
                                           -------         ---------
     Total liabilities                     144,738            81,527

Commitments and contingencies

Partners' capital:
 Limited Partners
  (150,570 Units outstanding)              428,300         3,707,457
 General Partners                          (96,539)          (63,416)
                                           -------         ---------
     Total partners' capital               331,761         3,644,041
                                           -------         ---------
     Total liabilities and
      partners' capital                   $476,499         3,725,568
                                           =======         =========

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                               For the Three                  For the Nine
                                               Months Ended                   Months Ended
                                               September 30,                  September 30,
                                             -----------------             ------------------
                                             2000         1999             2000          1999
                                             ----         ----             ----          ----
Income:
 Short-term investment interest        $       285        1,494              766         1,867
 Other income                               22,131           --           22,131            --
                                         ---------      -------        ---------       -------
    Total income                            22,416        1,494           22,897         1,867
                                         ---------      -------        ---------       -------
Costs and expenses:
 Management fees                            18,303       26,946           54,306        84,114
 Operating expenses (reimbursements):
  Administrative and investor services      46,789       83,875           87,747       255,294
  Investment operations                     86,890       28,686          (41,237)      100,493
  Professional fees                         17,860       15,387           28,696        50,052
  Computer services                         13,824       23,243           38,014        60,458
                                         ---------      -------        ---------       -------
    Total operating expenses               165,363      151,191          113,220       466,297
                                         ---------      -------        ---------       -------
    Total costs and expenses               183,666      178,137          167,526       550,411
                                         ---------      -------        ---------       -------
Net realized loss                         (161,250)    (176,643)        (144,629)     (548,544)

Change in net unrealized fair value:
 Equity investments                       (884,081)          --         (884,081)      (42,850)
 Notes receivable                       (2,283,570)          --       (2,283,570)           --
                                         ---------      -------        ---------       -------
Net loss                               $(3,328,901)    (176,643)      (3,312,280)     (591,394)
                                         =========      =======        =========       =======
Net loss per unit             $    (21.78)       (1.16)          (21.78)        (3.89)
                                         =========      =======        =========       =======

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                                 For the Nine Months
                                                 Ended September 30,
                                             ---------------------------
                                                2000             1999
                                             ---------         ---------
Cash flows from operating activities:
 Interest received                            $    766             1,867
 Other income received                          22,131                --
 Cash paid to vendors                          (89,219)         (152,311)
 Cash received from (paid to)
  related parties                               59,131          (400,606)
                                                ------           -------

     Net cash used by operating
      activities                                (7,191)         (551,050)
                                                ------           -------

Cash flows from investing activities:
 Repayments of secured notes receivable             --           678,037
                                                ------           -------

     Net cash provided by
      investing activities                          --           678,037
                                                ------           -------

Net (decrease) increase in cash and
 restricted cash                                (7,191)          126,987

Cash and restricted cash at
 beginning of year                              54,790            45,336
                                                ------           -------
Cash and restricted cash at September 30       $47,599           172,323
                                                ======           =======

See accompanying notes to unaudited financial statements.

------------------------------------------------

                                                 For the Nine Months
                                                 Ended September 30,
                                             ---------------------------
                                                2000             1999
                                             ---------         ---------
Reconciliation of net loss to net cash
 used by operating activities:

Net loss                                   $(3,312,280)         (591,394)

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Change in net unrealized fair value:
   Equity investments                          884,081            42,850
   Notes receivable                          2,283,570                --

Changes in:
  Accounts payable and accrued expenses        (12,361)           21,572
  Due to related parties                        86,769           (18,029)
  Other changes, net                            63,030            (6,049)
                                             ---------           -------

Net cash used by operating
 activities                                $    (7,191)         (551,050)
                                             =========           =======


See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

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

The uncertainties arising from these circumstances raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership has been advised by its independent public accountants that should the uncertainties surrounding the Partnership's future operations remain unresolved at year-end, their report on those financial statements will be modified for that contingency.

3.     Fair Value of Investments
       -------------------------

The Partnership's investments are valued at fair value as determined in good faith by the Managing General Partner in the absence of readily available market quotations. At this stage of the Partnership's life, the holdings in the Partnership's portfolio are limited to companies for which any estimate of fair value is highly subjective. Therefore, in August 2000, the General Partners engaged an independent third party to appraise the Partnership's remaining portfolio companies. Based upon the final appraisal report received in October 2000, the Managing General Partner has determined that the fair value of the Partnership's investments in portfolio companies totals $428,900 at September 30, 2000. The Managing General Partner is currently pursuing the sale of these investments. The fair value at September 30, 2000 may differ significantly from a value that would have been used had the ultimate proceeds from sale of the investments been known.

4.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 2000 and 1999, were as follows:

                                                   2000          1999
                                                 --------      --------

Management fees                                   $54,306        84,114

Reimbursable operating expenses, net              (26,668)      298,463

Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. At September 30, 2000, $51,631 was due to related parties for such expenses, compared to $11,197 due from related parties at December 31, 1999. In the second quarter of 2000, the Managing General Partner refunded the Partnership $199,996 for investment management expenses previously billed by the General Partners in 1998 and 1999.

Amounts payable for management fees were $23,941 and $0 at September 30, 2000 and December 31, 1999, respectively. Management fees, payable quarterly, are equal to one half of one percent of the Partnership's assets under management.

5.     Notes Receivable, Net
       ---------------------

At September 30, 2000 notes receivable consisted of:

                    Investment                       Cost         Fair
Portfolio Company     Date         Position          Basis        Value
-----------------   ----------     --------          -----        -----

CLB, LLC            4/97         Unsecured note
                                 receivable      $  132,000      83,433

Cyclean, Inc.       09/87-09/94  Secured notes
                                 receivable         925,653     237,167

MARCorp             12/89-02/93  Secured notes
                                 receivable       2,321,617      47,100
                                                  ---------     -------
Total notes receivable                           $3,379,270     367,700
                                                  =========     =======

As discussed in Note 3, the Managing General Partner obtained an appraisal of the Partnership's remaining assets in the following portfolio companies from an independent third party. The Managing General Partner is currently pursuing the sale of these investments. The fair value at September 30, 2000 may differ significantly from a value that would have been used had the ultimate proceeds from sale of the investments been known.

CLB, LLC
--------

The fair value of the company's assets is estimated to range from $175,666 to $308,000. Assuming that the partnership's notes would be paid on a pro rata basis from the proceeds of a sale of the company's assets, the appraised value of the partnership's notes receivable is approximately $83,433.

Cyclean, Inc.
-------------

The fair value of the company's assets is estimated to range from $1,751,334 to $2,824,000. However, the company's debt totals over $22,872,000. Assuming that the partnership's notes would be paid on a pro rata basis from the proceeds of a sale of the company's assets, the appraised value of the partnership's notes receivable is approximately $237,167.

MARCorp
-------

The company is pursuing several options, including debt buy-downs, capital restructuring and additional financing. After assessing the reasonable probabilities of the possible scenarios, the appraised value of the Partnership's interest in the company is approximately $47,100.

Changes in the net unrealized fair value of notes receivable were as follows:

Net unrealized fair value of notes
  receivable at January 1, 2000                    $ 2,651,270

Net unrealized fair value of notes
  receivable at September 30, 2000                     367,700
                                                     ---------
Change in net unrealized fair value of
  notes receivable                                 $(2,283,570)
                                                     =========

The decrease in unrealized fair value is a result of changes in the estimated fair value of the investments described above.

6.     Equity Investments
       ------------------

At September 30, 2000 equity investments consisted of:

                    Investment                       Cost         Fair
Portfolio Company     Date         Position          Basis        Value
-----------------   ----------     --------          -----        -----

All Post, Inc.      10/94         4,394 Common
                                  shares          $    3,471           0

CLB, LLC            04/97-06/98   2,309,999 LLC
                                  Units            2,309,999           0

Cyclean, Inc.       09/94-04/96   225,088 Series D
                                  Preferred shares   242,989           0

Cyclean of          03/95         Class A LLC Unit
 Los Angeles, LLC                 45% ownership       11,091           0

HemoCleanse, Inc.   03/95-01/97   15,907 Common
                                  shares              10,269           0

Wasatch Education   06/95         1,741,550 Series
 Systems Corporation              C Preferred
                                  shares             464,427      61,200
                                                   ---------      ------
Total equity investments                          $3,042,246      61,200
                                                   =========      ======

As discussed in Note 3, the Managing General Partner obtained an appraisal of the Partnership's remaining investments in portfolio companies from an independent third party. The Managing General Partner is currently pursuing the sale of these investments. The fair value at September 30, 2000 may differ significantly from a value that would have been used had the ultimate proceeds from sale of the investments been known.

Wasatch Education Systems Corporation
-------------------------------------

The fair value of the company's assets is estimated to range from $300,000 to $525,000 with the assumption that an associated company, which provides royalty payments to Wasatch Education Systems Corp., will succeed in achieving and sustaining positive operating cash flow during the next five to fifteen years. Based on this assumption, the estimated fair value of the partnership's invested capital is approximately $61,200.

Changes in the net unrealized fair value of equity investments were as follows:


Net unrealized fair value of equity
  investments at January 1, 2000                    $ 945,281

Net unrealized fair value of equity
  investments at September 30, 2000                    61,200
                                                      -------
Change in net unrealized fair value of
  equity investments                                $(884,081)
                                                      =======

The decrease in unrealized fair value is a result of changes in the estimated fair value of the investments described above.

7.     Cash and Cash Equivalents
       -------------------------

At September 30, 2000, and December 31, 1999, cash and cash equivalents consisted of:

                                                2000           1999
                                              --------       ---------

Demand and brokerage accounts                  $30,557         36,148

Money market accounts                              542          2,142
                                                ------         ------
Total                                          $31,099         38,290
                                                ======         ======

8.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. The Partnership had no unfunded commitments for equity investments as of September 30, 2000.

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


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 2000, net cash used by operating activities totaled $7,191. The Partnership paid management fees of $30,365, received a refund of previously billed operating expenses of $199,996 from the Managing General Partner and reimbursed related parties for operating expenses of $110,500. Other operating expenses of $89,219 were paid and interest income of $766 and other income of $22,131 was received.

Cash and restricted cash at September 30, 2000, were $47,599. The Partnership is scheduled to terminate on December 31, 2000. If no further action is taken by the General Partners before this termination date, the Partnership will be liquidated in accordance with the Partnership Agreement. The General Partners expect to request that the Partnership assets be transferred to a liquidating trust (the "Trust") to continue the management and sale of the remaining Partnership assets and the liquidation of its obligations. Partners would have beneficial interests in the Trust equal to their individual interests in the Partnership.

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

The uncertainties arising from these circumstances raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Partnership's investments are valued at fair value as determined in good faith by the Managing General Partner in the absence of readily available market quotations. At this stage of the Partnership's life, the holdings in the Partnership's portfolio are limited to troubled companies for which any estimate of fair value is highly subjective. Therefore, in August 2000, the General Partners engaged an independent third party to appraise the Partnership's remaining portfolio companies. Based upon the final appraisal report received in October 2000, the Managing General Partner has determined that the fair value of the Partnership's investments in portfolio companies totals $428,900 at September 30, 2000. The Managing General Partner is currently pursuing the sale of these investments. The fair value at September 30, 2000 may differ significantly from a value that would have been used had the ultimate proceeds from sale of the investments been known.


Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net loss was $3,328,901 and $176,643 for the quarters ended September 30, 2000 and 1999, respectively. The increase in net loss was primarily a result of a $2,283,570 decrease in the change in net unrealized fair value of notes receivable and an $884,081 decrease in the change in net unrealized fair value of equity investments.

The fair value of notes receivable decreased $2,283,570 in the quarter ended September 30, 2000 as a result of a decline in estimated fair value. There was no change in the fair value of notes receivable during the quarter ended September 30, 1999.

The fair value of equity investments decreased $884,081 in the three months ended September 30, 2000 as a result of a decline in estimated fair value. There was no change in the fair value of equity investments during the quarter ended September 30, 1999.

Total operating expenses were $165,363 and $151,191 for the quarters ended September 30, 2000 and 1999, respectively. In the second quarter of 2000, the Managing General Partner refunded the Partnership $199,996 for investment management expenses previously billed by the General Partners in 1998 and 1999. If these expenses had not been billed in prior years, operating expenses for the three months ended September 30, 2000 and 1999 would have been $165,363 and $133,118, respectively. The increase is primarily attributable to the writeoff of a receivable for operating costs previously billed to a portfolio company.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current nine months compared to corresponding nine months in the
    ----------------------------------------------------------------
    preceding year
    --------------

Net loss was $3,312,280 and $591,394 for the nine months ended September 30, 2000 and 1999, respectively. The increase in net loss was primarily a result of a $2,283,570 decrease in the change in net unrealized fair value of notes receivable and an $841,231 decrease in the change in net unrealized fair value of equity investments, partially offset by a $353,077 decrease in operating expenses.

The fair value of notes receivable decreased $2,283,570 in the nine months ended September 30, 2000 as a result of a decline in estimated fair value. There was no change in the fair value of notes receivable in the corresponding period in 1999.

During the nine months ended September 30, 2000, the decrease in fair value of equity investments of $884,081 was a result of a decline in estimated fair value. The $42,850 decrease in the net unrealized fair value of equity investments in the nine months ended September 30, 1999 was primarily due to a decrease in the computer systems and software industry.

Total operating expenses were $113,220 and $466,297 for the nine months ended September 30, 2000, and 1999, respectively. In the second quarter of 2000, the Managing General Partner refunded the Partnership $199,996 for investment management expenses previously billed by the General Partners in 1998 and 1999. If these expenses had not been billed in prior years, operating expenses for the nine months ended September 30, 2000 and 1999 would have been $313,216 and $394,868, respectively. The decrease is attributable to decreased administrative costs.


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) Form 8-K was filed by the Partnership on September 12, 2000 to report the resignation of KPMG LLP as the Partnership's independent accountants. A Form 8-K/A was filed by the Fund on September 25, 2000 with KPMG LLP's letter in response to the Form 8-K.

A Form 8-K was filed by the Partnership on November 13, 2000 to report the appointment of Arthur Andersen LLP as the Partnership's independent public accountants.

(b) Financial Data Schedule for the nine months ended and as of September 30, 2000 (Exhibit 27).

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

                             TECHNOLOGY FUNDING SECURED INVESTORS II

                             By:  TECHNOLOGY FUNDING INC.
                                  Managing General Partner





Date:  November 14, 2000 By:      /s/Charles R. Kokesh
                         -------------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc